Form 10-Q
period 1996-03-31
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1996-05-03
CIK 762852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
                 --------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1996
                         Commission File Number 33-42666

                 COLLATERALIZED MORTGAGE SECURITIES CORPORATION
             (Exact name of registrant as specified in its chapter)



           Maryland                                            13-3251782
- - ----------------------------                               -------------------
(State or other jurisdiction                                (I.R.S. Employer
       of incorporation)                                   Identification No.)


Park Avenue Plaza, New York, New York                             10055
- - ----------------------------------------                   -------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code             212-322-1811
                                                           -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X    No
    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          10,000 shares of common stock
                        outstanding as of April 22, 1996

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                                      INDEX

                                                                          Page
                                                                         Number

PART I    FINANCIAL INFORMATION

   Item   1.  Financial Statements

              Consolidated Statements of Financial Condition as of
                   March 31, 1996 and December 31, 1995                      3

              Consolidated Statements of Operations for the Three Months
                   Ended March 31, 1996 and 1995                             4

              Consolidated Statements of Cash Flows for the Three Months
                   Ended March 31, 1996 and 1995                             5

              Notes to Consolidated Financial Statements                     6

   Item   2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                       7

PART II   OTHER INFORMATION

   Item   1.  Legal Proceedings                                              8

   Item   2.  Changes in Securities                                          8

   Item   3.  Defaults Upon Senior Securities                                8

   Item   4.  Submission of Matters to a Vote of Security Holders            8

   Item   5.  Other Information                                              8

   Item   6   Exhibits and Reports on Form 8-K                            8, 9

SIGNATURE                                                                   10

INDEX TO EXHIBITS                                                           11

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                        March 31,             December 31,
                                                          1996                    1995
                                                       -----------            ------------
                                                       (unaudited)

                                                (in thousands, except par value and share data)


Assets:

Cash                                                    $      12               $      12
Receivable from CS First Boston
   Securities Corporation                                   1,201                   1,201
                                                        ---------               ---------

          Total Assets                                  $   1,213               $   1,213
                                                        =========               =========


Liabilities and Stockholder's Equity:

Accrued expenses                                        $      --               $      --
                                                        ---------               ---------

          Total Liabilities                                    --                      --
                                                        ---------               ---------

Stockholder's Equity:
Common stock and paid in capital, $.01 par value
   (authorized 15,000,000 shares; issued 10,000
   shares at March 31, 1996 and December 31, 1995)          1,213                   1,213
                                                        ---------               ---------

          Total Liabilities and Stockholder's Equity    $   1,213               $   1,213
                                                        =========               =========










                 See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                        Three Months          Three Months
                                                           Ended                 Ended
                                                       March 31, 1996        March 31, 1995
                                                       --------------        --------------

                                                                  (in thousands)

Revenues:
     Commitment fee and miscellaneous
               income                                  $           --        $           --
                                                       --------------        --------------


Expenses:
     General and administrative expenses                           --                    --
                                                       --------------        --------------
                                                                   --                    --
                                                       --------------        --------------

Loss from operations before income tax
     benefit                                                       --                    --

Income tax benefit                                                 --                    --
                                                       --------------        --------------

Net loss                                               $           --        $           --
                                                       ==============        ==============












                 See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                        Three Months          Three Months
                                                           Ended                 Ended
                                                       March 31, 1996        March 31, 1995
                                                       --------------        --------------

                                                                  (in thousands)

Cash Flows From Operating Activities:

Net loss                                               $           --        $           --

Adjustments to reconcile net loss
     to net cash provided by (used for)
     operating activities:
        Decrease in accrued expenses                               --                    --
        Decrease in receivable
           from CS First Boston
           Securities Corporation                                  --                    --
                                                       --------------        --------------
Net Cash Flows Provided by (Used for)
        operating activities                                       --                    --
                                                       --------------        --------------


Net increase (decrease) in cash                                    --                    --
                                                       --------------        --------------
Cash at beginning of period                                        12                    12
                                                       --------------        --------------
Cash at end of period                                  $           12        $           12
                                                       ==============        ==============










                 See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.   Description of Business


     Collateralized Mortgage Securities Corporation (the "Company") and its wholly owned subsidiary Asset Backed Securities Corporation ("ABSC") are wholly owned subsidiaries of CS First Boston Securities Corporation ("FBSC"), which is a wholly owned subsidiary of CS First Boston, Inc., a privately owned holding company.

     The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the significant accounting policies is set forth in
     Note 3 to the Company's December 31, 1995 Financial Statements contained in the Company's 1995 Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The principal activities of the Company and ABSC include (i) issuing and selling collateralized mortgage obligations and asset backed obligations (the "Bonds") and acquiring, owning, holding and pledging mortgage-backed securities and receivables, (ii) conveying or transferring all or any portion of the Companies' rights, title or interest in the Bonds to various entities including trusts and (iii) creating, acquiring, owning and selling residual interests in such entities.

          Results of Operations

          The Company and ABSC recorded no gains or (losses) on the sale of Bonds or beneficial interests in trusts for the three months ended March 31, 1996 and March 31, 1995.

          For the three months ended March 31, 1996 and 1995 the Company had no substantive transactions.

          General and administrative expenses include management fees, professional fees and other expenses.

          Liquidity and Capital Resources

          The Company and ABSC utilizes FBSC to facilitate the settlement of all transactions and invest all excess cash with FBSC. Such cash is available from FBSC on demand and does not earn interest. All gains and losses are recognized by FBSC on each transaction.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  None.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibits:

                      Indenture (incorporated by reference to Exhibit 1 of Company's Form 8-K dated February 14, 1992 for Series 1992-1) dated as of January 1, 1987 as amended by Amendment No. 1 dated as of April 30, 1987 and Amendment No. 2 dated as of October 15, 1987, as amended and restated as of August 1, 1988, between the Company and State Street Bank and Trust Company, as Trustee.

                      Articles of Incorporation of the Company as amended as of January 7, 1986 (incorporated by reference to Exhibit 3.1 of the Company's Form S-3 Registration Statement dated January 31, 1985).

                      By-laws of the Company as amended and restated as of January 7, 1986 (incorporated by reference to Exhibit 3.2 of the Company's Form S-3 Registration Statement dated January 31, 1985).

                      Restated Certificate of Incorporation of Asset Backed Securities Corporation (incorporated by reference to Exhibit 3.1 of the Company's Form S-3 Registration Statement (No. 0-14811)).

Item 6.       Exhibits and Reports on Form 8-K (continued)

              By-laws of Assets Backed Securities Corporation (incorporated by reference to Exhibit 3.2 of the Company's Form S-3 Registration Statement (No. 33-7382)).

              Indenture, dated as of October 30, 1986, between Asset Backed Securities Corporation and State Street Bank and Trust Company, the Trustee (incorporated by reference to Exhibit 1 of the Current Report on Form 8-K dated October 30, 1986).

              (b) Reports on Form 8-K

                  None.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              COLLATERALIZED MORTGAGE
                                              SECURITIES CORPORATION


                                              By: /s/ THOMAS M. ZINGALLI
                                                  -----------------------------

                                                  Thomas M. Zingalli
                                                  Controller and Principal
                                                  Accounting Officer
                                                  (Duly Authorized Officer and
                                                  Principal Accounting Officer)



Dated:  April 22, 1996

                                INDEX TO EXHIBITS

Exhibit
Number        Description of Exhibit                                       Page

1             Indenture dated as of January 1, 1987 as amended by
              Amendment No. 1 dated as of April 30, 1987 and Amendment
              No. 2 dated as of October 15, 1987, as amended and
              restated as of August 1, 1988, between the Company and
              State Street Bank and Trust Company, as Trustee.             ****

1             Indenture, dated as of October 30, 1986, between Asset
              Backed Securities Corporation and State Street Bank and
              Trust Company, as Trustee.                                     **

3.1           Articles of Incorporation of the Company as amended as
              of January 7, 1986.                                             *

3.1           Restated Certificate of Incorporation of Asset Backed
              Securities Corporation.                                       ***

3.2           By-Laws of the Company as amended and restated as of
              January 7, 1986.                                                *

3.2           By-Laws of Asset Backed Securities Corporation.              ****


   * Incorporated by reference to the same Exhibits in Registration Statement No. 0-13156 on Form 10 filed with the Securities and Exchange Commission on January 31, 1985.

  ** Incorporated by reference to the same Exhibit in the Current Report on Form 8-K filed with the Securities and Exchange
       Commission on November 14, 1986.

 *** Incorporated by reference to the same Exhibit in the Registration Statement No. 0-14811 of the Company's Form S-3 filed with the Securities and Exchange Commission on July 21, 1986.

**** Incorporated by reference to the same Exhibit in the Registration Statement No. 33-7382 of the Company's Form S-3 filed with the Securities and Exchange Commission on November 12, 1986.