Form 10-Q
period 1996-06-30
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1996-08-06
CIK 762852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
         --------------------------------------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1996
                         Commission File Number 33-42666


                 COLLATERALIZED MORTGAGE SECURITIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its chapter)




                    Maryland                                            13-3251782
 ----------------------------------------------            ------------------------------------
 (State or other jurisdiction of incorporation)            (I.R.S. Employer Identification No.)


 Park Avenue Plaza, New York, New York                                     10055
 ----------------------------------------------            ------------------------------------
 (Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including area code                      212-322-1811
                                                           ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          10,000 shares of common stock
                         outstanding as of July 31, 1996

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                                      INDEX

                                                                          Page
                                                                         Number

PART I            FINANCIAL INFORMATION

  Item 1. Financial Statements

          Consolidated Statements of Financial Condition as of
                   June 30, 1996 and December 31, 1995                      3

          Consolidated Statements of Operations for the Six Months
                   Ended June 30, 1996 and 1995                             4

          Consolidated Statements of Cash Flows for the Six Months
                   Ended June 30, 1996 and 1995                             5

          Notes to Consolidated Financial Statements                        6

  Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     7

PART II           OTHER INFORMATION

  Item 1. Legal Proceedings                                                 8

  Item 2. Changes in Securities                                             8

  Item 3. Defaults Upon Senior Securities                                   8

  Item 4. Submission of Matters to a Vote of Security Holders               8

  Item 5. Other Information                                                 8

  Item 6  Exhibits and Reports on Form 8-K                                  8, 9

SIGNATURE                                                                  10

INDEX TO EXHIBITS                                                          11

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                               June 30,                   December 31,
                                                                 1996                         1995
                                                          --------------------          ------------------
                                                              (unaudited)
                                                          (in thousands, except par value and share data)

Assets:
- -------

Cash                                                      $                12            $             12

Receivable from CS First Boston
   Securities Corporation                                                   1                       1,201
                                                          -------------------            ----------------

          Total Assets                                    $                13            $          1,213
                                                          ===================            ================


Liabilities and Stockholder's Equity:
- -------------------------------------

Accrued expenses                                          $                 -            $              -
                                                          -------------------            ----------------

          Total Liabilities                                                 -                           -
                                                          -------------------            ----------------

Stockholder's Equity:
   Common stock and paid in capital,
   $.01 par value (authorized 15,000,000
   shares; issued 10,000 shares at
   June 30, 1996 and December 31, 1995)                                    13                       1,213
                                                          -------------------            ----------------

          Total Liabilities and Stockholder's Equity      $                13            $          1,213
                                                          ===================            ================


                 See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                        Six Months                  Six Months
                                                          Ended                       Ended
                                                      June 30, 1996               June 30, 1995
                                                  -------------------            ---------------
                                                                    (in thousands)

Revenues:
     Commitment fee and miscellaneous
               income                             $                 -            $             -
                                                  -------------------            ---------------

Expenses:
     General and administrative expenses                            -                          -
                                                  -------------------            ---------------

                                                                    -                          -
                                                  -------------------            ---------------

Loss from operations before income tax
     benefit                                                        -                          -

Income tax benefit                                                  -                          -
                                                  -------------------            ---------------

Net loss                                          $                 -            $             -
                                                  ===================            ===============


                 See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                        Six Months                 Six Months
                                                           Ended                      Ended
                                                       June 30, 1996              June 30, 1995
                                                  -------------------            ---------------
                                                                    (in thousands)

Cash Flows From Operating Activities:
- -------------------------------------

Net loss                                          $                 -            $             -

Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:
Increase (decrease) in accrued expenses                             -                          -
Decrease in receivable from CS First Boston
     Securities Corporation                                     1,200                          -
                                                  -------------------            ---------------

Net Cash Flows Provided by Operating Activities                 1,200                          -
                                                  -------------------            ---------------


Cash Flows From Financing Activities:
- -------------------------------------

Net proceeds from (payments for):
      Dividends paid                                           (1,200)                         -
                                                  -------------------            ---------------
Net Cash Flows Used by Financing Activities                    (1,200)                         -
                                                  -------------------            ---------------
Net increase (decrease) in cash                                     -                          -

Cash at beginning of period                                        12                         12
                                                  -------------------            ---------------
Cash at end of period                             $                12            $            12
                                                  ===================            ===============


                 See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


1.       Description of Business
         -----------------------


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

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
            Results of Operations
            ---------------------

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

         Results of Operations
         ---------------------

         The Company and ABSC recorded no gains or (losses) on the sale of Bonds or beneficial interests in trusts for the six months ended June 30, 1996 and June 30, 1995.

         For the six months ended June 30, 1996 and 1995 the Company had no substantive transactions.

         General and administrative expenses include management fees, professional fees and other expenses.

         Liquidity and Capital Resources
         -------------------------------

         The Company and ABSC utilizes FBSC to facilitate the settlement of all transactions and invest all excess cash with FBSC. Such cash is available from FBSC on demand and does not earn interest. All gains and losses are recognized by FBSC on each transaction.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.  Legal Proceedings
         -----------------

         None.

Item 2.  Changes in Securities
         ---------------------

         Not applicable.

Item 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

Item 5.  Other Information
         -----------------

         None.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a) Exhibits:
             ---------

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

         --------------------------------------------

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

         (b) Reports on Form 8-K
             -------------------

             None.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Collateralized Mortgage
                                           Securities Corporation



                                           By: THOMAS M. ZINGALLI
                                               ------------------

                                                   Thomas M.Zingalli
                                                   Controller and Principal
                                                     Accounting Officer
                                                   (Duly Authorized Officer and
                                                   Principal Accounting Officer)


Dated:  July 31, 1996

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number            Description of Exhibit                                   Page
- -------           ----------------------                                   ----

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