Form 10-Q
period 1996-09-30
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1996-11-12
CIK 762852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q
         --------------------------------------------------------------


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1996
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

Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                          10,000 shares of common stock
                       outstanding as of October 25, 1996

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                                      INDEX

                                                                                                    Page
                                                                                                 Number

PART I            FINANCIAL INFORMATION

         Item     1.       Financial Statements

                           Consolidated Statements of Financial Condition as of
                                    September 30, 1996 and December 31, 1995                          3

                           Consolidated Statements of Operations for the Nine Months
                                    Ended September 30, 1996 and 1995                                 4

                           Consolidated Statements of Cash Flows for the Nine Months
                                    Ended September 30, 1996 and 1995                                 5

                           Notes to Consolidated Financial Statements                                 6

         Item     2.       Management's Discussion and Analysis of Financial
                                    Condition and Results of Operations                               7

PART II           OTHER INFORMATION

         Item     1.       Legal Proceedings                                                          8

         Item     2.       Changes in Securities                                                      8

         Item     3.       Defaults Upon Senior Securities                                            8

         Item     4.       Submission of Matters to a Vote of Security Holders                        8

         Item     5.       Other Information                                                          8

         Item     6        Exhibits and Reports on Form 8-K                                           8,9

SIGNATURE                                                                                             10

INDEX TO EXHIBITS                                                                                     11


          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION



                                                                       September 30,                December 31,
                                                                           1996                         1995
                                                                    --------------------          ------------------
                                                                        (unaudited)
                                                                    (in thousands, except par value and share data)

Assets:

Cash                                                                  $       12                    $       12
Receivable from CS First Boston
   Securities Corporation                                                      1                         1,201
                                                                      ----------                    ----------
          Total Assets                                                $       13                    $    1,213
                                                                      ==========                    ==========


Liabilities and Stockholder's Equity:

Accrued expenses                                                      $       --                    $       --
                                                                      ----------                    ----------

          Total Liabilities                                                   --                            --
                                                                      ----------                    ----------

Stockholder's Equity:
   Common stock and paid in capital, $.01 par value
   (authorized 15,000,000shares; issued 10,000 shares                         13                         1,213
   at September 30, 1996 and December 31, 1995)                       ----------                    ----------


          Total Liabilities and Stockholder's Equity                  $       13                    $    1,213
                                                                      ==========                    ==========


                 See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                            Nine Months                  Nine Months
                                                               Ended                        Ended
                                                         September 30, 1996           September 30, 1995
                                                         ------------------           ------------------
                                                                          (in thousands)

Revenues:
     Commitment fee and miscellaneous
               income                                    $                  --      $                     --
                                                        -----------------------     ------------------------


Expenses:
     General and administrative expenses                                    --                            --
                                                        -----------------------     ------------------------

                                                                            --                            --
                                                        -----------------------     ------------------------

Loss from operations before income tax
     benefit                                                                --                            --


Income tax benefit                                                          --                            --
                                                        -----------------------     ------------------------

Net loss                                                $                   --      $                     --
                                                        =======================     ========================






                 See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                Nine Months                 Nine Months
                                                                   Ended                       Ended
                                                            September 30, 1996          September 30, 1995
                                                            ------------------          ------------------
                                                                            (in thousands)

Cash Flows From Operating Activities:
-------------------------------------
Net loss                                                  $                  --       $                --

Adjustments to reconcile net loss
  to net cash provided by (used for)
  operating activities:
Increase (decrease) in accrued expenses                                      --                        --
Decrease in receivable from CS First Boston
     Securities Corporation                                               1,200                        --
                                                          ---------------------       -------------------

Net Cash Flows Provided by Operating Activities                           1,200                        --
                                                          ---------------------       -------------------
Cash Flows From Financing Activities:
------------------------------------

Net proceeds from (payments for):
      Dividends paid                                                    (1,200)                        --
                                                          ---------------------       -------------------
Net Cash Flows Used by Financing Activities                             (1,200)                        --
                                                          ---------------------       -------------------
Net increase (decrease) in cash                                              --                        --

Cash at beginning of period                                                  12                        12
                                                          ---------------------       -------------------
Cash at end of period                                     $                  12       $                12
                                                          =====================       ===================





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

            Results of Operations

            The Company and ABSC recorded no gains or (losses) on the sale of Bonds or beneficial interests in trusts for the nine months ended September 30, 1996 and September 30, 1995.

            For the nine months ended September 30, 1996 and 1995 the Company had no substantive transactions.

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

Dated:  October 25, 1996



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
