Form 10-K
period 1996-12-31
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1997-03-28
CIK 762852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
         --------------------------------------------------------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Fiscal Year Ended December 31, 1996
                         Commission File Number 33-42666

                 COLLATERALIZED MORTGAGE SECURITIES CORPORATION
             (Exact name of registrant as specified in its chapter)




                  Maryland                                        13-3251782
(State or other jurisdiction of incorporation)       (I.R.S. Employer Identification No.)


 11 Madison Avenue, New York, New York                               10010
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                 212-322-1811

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

      Title of                                Number of shares outstanding
     each class                                 as of December 31, 1996

    Common Stock                                         10,000
par value $0.01 per share

As of March 21, 1997 none of the Registrant's Common Stock was held by non-affiliates.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                                      INDEX

                                                                                                    Page
                                                                                                   Number

PART I
         Item     1.       Business                                                                   3
         Item     2.       Properties                                                                 6
         Item     3.       Legal Proceedings                                                          6
         Item     4.       Submission of Matters to a Vote of Security Holders                        6
         Item     5.       Market for Registrant's Common Equity and Related
                                Stockholder Matters                                                   6
         Item     6.       Selected Financial Data                                                    6

PART II

         Item     7.       Management's Discussion and Analysis of Financial
                                Condition and Results of Operations                                   7
         Item     8.       Financial Statements                                                       8
         Item     9.       Changes in and Disagreements with Accountants on
                                Accounting and Financial Disclosure                                  15

PART III

         Item     10.      Directors and Executive Officers of the Registrant                        15
         Item     11.      Executive Compensation                                                    15
         Item     12.      Security Ownership of Certain Beneficial Owners
                                and Management                                                       15
         Item     13.      Certain Relationships and Related Transactions                            15

PART IV

         Item     14.      Exhibits, Financial Statement Schedules, and Reports
                                on Form 8-K                                                          16
SIGNATURES                                                                                           18
INDEX TO EXHIBITS                                                                                    19
CONSENT OF INDEPENDENT PUBLIC AUDITORS                                                               21

PART I

Item 1.           Business

                  Collateralized Mortgage Securities Corporation (the "Company") is a wholly owned subsidiary of Credit Suisse First Boston Management Corporation (formerly CS First Boston Securities Corporation) ("FBSC"), which is a wholly owned subsidiary of Credit Suisse First Boston, Inc., (formerly CS First Boston, Inc.), a privately owned holding company.

                  The Company was organized on January 29, 1985 as a Maryland corporation. The Company was organized to issue and sell Collateralized Mortgage Obligations (the "Bonds") backed by mortgage-backed certificates (the "Certificates") issued and guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and/or mortgage loans and participations therein.

                  On December 22, 1988, FBSC contributed all of the outstanding shares of common stock of Asset Backed Securities Corporation ("ABSC") to the Company. As a result ABSC became a wholly owned subsidiary of the Company. The transaction has been accounted for as a combination of entities under common control. ABSC was organized to issue notes collateralized by receivables from (i) retail automotive installment sale contracts, loans or leases, (ii) consumer or commercial loans or leases, (iii) residential or commercial mortgages or leases, (iv) pass-through certificates evidencing fractional undivided ownership interests in trusts or pools of receivables, or (v) any combination thereof. The Company does not guarantee the asset backed obligations of ABSC if a default of their respective notes occurs.

                  Prior to March 29, 1985, the Company had not commenced operations except for the conduct of organizational matters. During the period from March 29, 1985 to April 28, 1986 the Company issued Series A, Series B, Series C, Series D, Series E, Series F, Series G and Series H of the Bonds totaling $2,225,000,000, aggregate principal amount. The Company backed such Bonds with the purchase of Certificates, which approximated $2,225,000,000, from Credit Suisse First Boston Corporation, a wholly owned subsidiary of Credit Suisse First Boston, Inc. simultaneously with the issuance of the Bonds, which represented obligations solely of the Company.

Item 1.           Business (Continued)

                  On April 30, 1986, the Company deposited substantially all of its assets and related liabilities into Collateralized Mortgage Securities Trust (the "Trust") a trust formed under the laws of the state of Delaware pursuant to a deposit trust agreement (the "Deposit Trust Agreement") dated as of April 30, 1986, between the Company and Wilmington Trust Company, as owner trustee (the "Owner Trustee").

                  Such assets and related liabilities included the Certificates, accrued interest receivable, trustee collection accounts, deferred debt issuance costs, the Bonds and accrued interest payable. In accordance with the Deposit Trust Agreement, the Owner Trustee issued to the Company participations representing 100% of the beneficial interest in the Trust and assumed the liability of the Company on its outstanding Bonds. Simultaneously with this deposit into the Trust, the Company sold the participations.

                  The Company recorded the issuance of Series I, J, K, L, M, N, P, Q, R, S, T, U, V, W, X and Y of the Bonds during 1987, Series 1988-1 through 1988-19 during 1988, Series 1989-1 through 1989-3 during 1989, and Series 1990-1 through 1990-8 during 1990. Each of these issuances has been accounted for as a sale of the Certificates; accordingly, the Bonds and the related Certificates do not appear on the Company's Consolidated Balance Sheets.

                  The Company recorded the issuance of the following Series of Bonds in 1991 and 1992, and no issuances in 1993, 1994, 1995, and 1996:

                              Pricing                     Type of                      Principal
Series                        Date                        Collateral                   Amount of Bonds
------                        ----                        ----------                   ---------------
1991-1                        02/14/91                    GNMA                         $      300,000,000
1991-2                        03/22/91                    GNMA                                230,000,000
1991-3                        04/18/91                    GNMA                                326,000,000
1991-4                        05/24/91                    GNMA                                375,000,000
1991-5                        06/13/91                    GNMA                                400,000,000
1991-6                        08/14/91                    GNMA                                600,000,000
1991-7                        08/16/91                    GNMA                                300,000,000
1991-8                        09/10/91                    GNMA                                500,000,000
1991-9                        10/02/91                    GNMA                                900,000,000
                                                                                       ------------------
                                                          Total 1991                   $    3,931,000,000
                                                                                       ==================



                              Pricing                     Type of                      Principal
Series                        Date                        Collateral                   Amount of Bonds

1992-1                        11/26/91                    GNMA                         $       300,000,000
1992-2                        01/06/92                    GNMA                                 300,000,000
1992-3                        06/05/92                    GNMA                                 500,000,000
                                                                                       -------------------
                                                          Total 1992                   $     1,100,000,000
                                                                                       ===================

Item 1.           Business (Continued)

                  Each of these issuances has been accounted for as a sale of the Certificates; accordingly, the Bonds and the related Certificates do not appear on the Company's Consolidated Balance Sheets.

                  Prior to October 30, 1986, ABSC had not commenced operations except for the conduct of organizational matters. During the period from October 30, 1986 to December 3, 1987 ABSC issued Series 1 through Series 6 of Asset Backed Obligations (the "Notes") totaling $5,883,951,000 aggregate principal amount. ABSC backed the Notes with the purchase (indirectly through FBSC) of retail automotive installment sale contracts (the "Receivables") purchased from General Motors Acceptance Corporation, General Electric Credit Corporation and BMW Credit Corporation.

                  During 1987 and 1988 ABSC deposited substantially all of its assets and related liabilities into FBC Asset Securities Trust 1 and Asset Securities Trust 2, respectively, trusts formed under the laws of the state of Delaware pursuant to trust agreements between ABSC and Wilmington Trust Company as owner trustee. Such assets and related liabilities consisted of the Receivables, accrued interest receivable, trustee collection accounts, deferred debt issuance costs, limited guarantees of payments under the Receivables up to a limited amount, guaranteed investment contracts, the Notes and accrued interest payable. In accordance with the trust agreements the owner trustee issued trust certificates to ABSC representing 100% undivided beneficial interest in the trusts. On January 30, 1987, February 12, 1987 and January 21, 1988, ABSC,
                  through private placements, sold 100% of its beneficial interests in the residual cash flows of the trusts.

                  On December 15, 1990 and November 15, 1992, FBC Asset Securities Trust 1 and Asset Securities Trust 2, respectively, distributed the final payments to its bondholders and beneficial interest owners.

                  ABSC sold Series 7 of the Notes on April 17, 1990, representing $609,280,000 aggregate principal amount. The Notes were secured by a pool of retail automotive installment sale contracts (the "Receivables"). This issuance has been accounted for as a sale of the Receivables; accordingly, the Notes and the related Receivables do not appear on the Company's Consolidated Balance Sheets.

Item 2.           Properties

                  The Company neither owns or leases any physical properties.

Item 3.           Legal Proceedings

                  The Company is not a party to any material actual or pending legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

                  There were no matters submitted to a vote of security holders during the year ended December 31, 1996.

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

                  As of March 21, 1997 all outstanding shares of the Company's common stock are owned indirectly by Credit Suisse First Boston, Inc. and are not traded in any stock exchange or in the over-the-counter market.

Item 6.           Selected Financial Data

                  Selected financial data is omitted because the information is included in the consolidated financial statements or notes thereto.

PART II

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                  The consolidated financial statements present the consolidated financial position and results of operations of Collateralized Mortgage Securities Corporation and its wholly owned subsidiary, Asset Backed Securities Corporation.

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

                  Results of Operations

                  General and administrative expenses include management fees, professional fees and other expenses.

                  For the years ended December 31, 1996, 1995 and 1994 the Company recorded no issuances.

                  All gains and losses are recognized by FBSC in each transaction.

                  Liquidity and Capital Resources

                  The Company and ABSC utilize FBSC to facilitate the settlement of all transactions and maintain all excess cash with FBSC. Such cash is available from FBSC on demand and does not earn interest. Automobile installment sales contracts receivable and funds held in the Trustee collection account are held as collateral for asset backed obligations.

Item 8.           Financial Statements

                  INDEX TO FINANCIAL STATEMENTS                                         Page

                  Independent Auditors' Report                                           9

                  Consolidated Balance Sheets as of December 31, 1996 and 1995          10

                  Consolidated Statements of Operations for the Years Ended
                  December 31, 1996, 1995 and 1994                                      11

                  Consolidated Statements of Changes in Stockholder's Equity for
                  the Years Ended December 31, 1996, 1995 and 1994                      11

                  Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1996, 1995 and 1994                                      12

                  Notes to Consolidated Financial Statements                            13

                  Consolidated financial statement schedules are omitted because they are either not required, inapplicable, or the information is included in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report



The Board of Directors
Collateralized Mortgage Securities Corporation:


We have audited the accompanying consolidated balance sheets of Collateralized Mortgage Securities Corporation and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Collateralized Mortgage Securities Corporation and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1996, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP




March 21, 1997

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                                                                   December 31,
                                                                        1996                          1995
                                                                  -------------------          --------------------
                                                                  (In thousands, except par value and share data)

Assets

Cash                                                             $                12        $              12

Receivable from Credit Suisse First Boston
   Management Corporation                                                          1                    1,201
                                                                  -------------------        -----------------


          Total Assets                                           $                13        $           1,213
                                                                  ===================        =================


Liabilities and Stockholder's Equity

Accrued expenses                                                 $                 -        $               -
                                                                  -------------------        -----------------

          Total Liabilities                                                        -                        -
                                                                  -------------------        -----------------



Stockholder's Equity:
     Common stock and paid in capital, $.01 par value
         (authorized 15,000,000 shares; issued 10,000                             13                    1,213
              shares)                                             -------------------        -----------------

          Total Liabilities and Stockholder's Equity             $                13        $           1,213
                                                                  ===================        =================



                See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     Year Ended December 31,
                                                            1996                1995              1994
                                                            ----                ----              ----
                                                                         (in thousands)

Revenues:
     Commitment fee and miscellaneous income             $     -              $     -            $     -



Expenses:
     General and administrative expenses                       -                    -                  -
                                                         -------              -------            -------
                                                               -                    -                  -
                                                         -------              -------            -------

Loss from operations before income taxes                       -                    -                  -

Income taxes                                                   -                    -                  -
                                                         -------              -------            -------

Net loss                                                 $     -              $     -            $     -
                                                         =======              =======            =======



          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                          Year Ended December 31,

                                                            1996                    1995                 1994
                                                            ----                    ----                 ----
                                                                              (in thousands)

Net loss                                                   $     -              $     -            $     -
                                                           -------              -------            -------
                                                                 -                    -                  -
Balance at beginning of year                                 1,213                1,213              1,213
Dividends paid                                              (1,200)                   -                  -
                                                           -------              -------            -------

Balance at end of year                                     $    13              $ 1,213            $ 1,213
                                                           =======              =======            =======









                 See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31,
                                                               1996           1995            1994
                                                                         (in thousands)

Cash Flows from Operating Activities:

Net loss                                                      $    -         $   -            $   -
Adjustments to reconcile net loss
     to net cash (used for) provided by
     operating activities:
     (Increase) decrease in receivable from
          Credit Suisse First Boston Management
              Corporation                                      1,200          (848)             193
     Decrease in accrued expenses                                  -             -             (193)
                                                               -----          ----              ---
Net Cash (Used for) Provided by
     Operating Activities                                      1,200          (848)               -
                                                               -----          ----              ---


Cash Flows From Financing Activities:
Net proceeds from (payments for):
   Deferred debt issuance costs                                    -           848                -
   Dividends paid                                             (1,200)            -                -
                                                               -----          ----              ---

Net Cash (Used for) Provided by
     Financing Activities                                     (1,200)          848                -
                                                               -----          ----              ---


Net change in cash                                                 -             -                -
Cash at beginning of year                                         12            12               12
                                                               -----          ----              ---
Cash at end of year                                           $   12         $  12            $  12
                                                              ======         =====            =====




                 See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The consolidated financial statements include the accounts of Collateralized Mortgage Securities Corporation (the "Company") and its wholly owned subsidiary Asset Backed Securities Corporation ("ABSC"). All material intercompany accounts and transactions have been eliminated in consolidation.

2.       Description of business

         The Company was organized on January 29, 1985 as a Maryland corporation. The Company was organized to issue and sell Collateralized Mortgage Obligations (the "Bonds") backed by mortgage-backed certificates (the "Certificates") issued and guaranteed as to principal and interest by the Government National Mortgage Association ("GNMA"), the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and/or mortgage loans and participations therein. ABSC was organized to issue notes collateralized by receivables from (i) retail automotive installment sale contracts, loans or leases, (ii) consumer or commercial loans or leases, (iii) residential or commercial mortgages or leases, (iv) pass-through certificates evidencing fractional undivided ownership interests in trust(s) or pool(s) of receivables, or (v) any combination thereof.

         On December 22, 1988, Credit Suisse First Boston Management Corporation (formerly CS First Boston Securities Corporation ("FBSC"), the parent company of the Company contributed all of the issued and outstanding stock of ABSC to the Company. For financial statement purposes the transaction has been recorded as a combination of entities under common control. The Company does not guarantee the asset backed obligations of ABSC upon a default of the Notes.

         FBSC is a wholly owned subsidiary of Credit Suisse First Boston, Inc., a privately owned holding company.

         During 1992, the Company issued Series 1992-1 through Series 1992-3 of Bonds totaling $1,100,000,000 aggregate principal amount. During 1991, the Company issued Series 1991-1 through Series 1991-9 of Bonds totaling $3,931,000,000 aggregate principal amount. Each of these issuances has been accounted for as a sale of the Certificates; accordingly, the Bonds and the related Certificates do not appear on the Company's Consolidated Balance Sheets.

         The Company has not recorded any issuances since 1992.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.       Description of business (continued)


         During the period from October 30, 1986 to December 3, 1987 ABSC issued Series 1 through Series 6 of Asset Backed Obligations (the "Notes") totaling $5,883,951,000 aggregate principal amount. During 1987 and 1988 ABSC deposited substantially all of its assets and related liabilities into FBC Asset Securities Trust 1 and Asset Securities Trust 2, respectively, trusts formed under the laws of the state of Delaware, pursuant to trust agreements between ABSC and Wilmington Trust Company as owner trustee. The trusts had assumed all of ABSC's duties and obligations under the indentures relating to the Notes, including the obligation to pay outstanding principal and interest.

         On December 15, 1990 and November 15, 1992, FBC Asset Securities Trust 1 and Asset Securities Trust 2, respectively, distributed the final payments to its bondholders and beneficial interest owners.

3.       Summary of significant accounting policies

         Deferred debt issuance costs are allocated to the specific Series to which the expense relates on the date of issuance and are included in the cost of investment in residual interests upon sale.

         Sales of mortgage-backed certificates are accounted for in accordance with FASB Technical Bulletin 85-2. Such sales are recorded on a trade date basis. Gains on such sales represent the excess of the net proceeds of the sale of the Bonds or Notes and the residual over the Companies' investment in the mortgage-backed certificates or Receivables. The amount of sales proceeds is determined by FBSC based on current market conditions and in no event is such amount less than the Company's investment.

         The Company and ABSC utilize FBSC to facilitate the settlement of all transactions and maintain all excess cash with FBSC. Such cash is available from FBSC on demand and does not earn interest. All gains and losses are recognized by FBSC on each transaction.

         The Company is included in the consolidated federal and combined state and local income tax returns of Credit Suisse First Boston, Inc. The amount of income tax expense is computed on a separate company basis and allocated by Credit Suisse First Boston, Inc. to FBSC on behalf of the Company.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


PART III

Item 10. Directors and Executive Officers of the Registrant

         The directors and the executive officers of the Company are as follows:


NAME                      AGE       TITLE                         DATE ELECTED

Stewart W. Dauman          38       President and Director          03/01/97
Anthony J. Cetta           47       Director                        07/15/87
Rhonda G. Matty            38       Assistant Secretary             08/24/94
Diane Manno                38       Treasurer                       09/13/96
Thomas A. DeGennaro        42       Director of Taxes               06/29/90
Thomas M. Zingalli         38       Controller and Principal        08/05/94
                                      Accounting Officer


Item 11.          Executive Compensation

                  No compensation was paid by the Company to persons who were directors, officers or employees of the Company and its subsidiary for their services as directors or officers of the Company.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

                  Not applicable.

Item 13.          Certain Relationships and Related Transactions

                  Not applicable.

PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form
                  8-k

                  (a)  The following documents are filed as part of this report:

                           (1) Financial Statements:

                           The financial statements and notes to the financial statements appear on pages 10 through 14. The Report of Independent Auditors, KPMG Peat Marwick LLP, pertaining to the 1996, 1995 and 1994 financial statements appears on page 9.

                      (2)  Financial Statement Schedules:

                           Consolidated Financial Statement Schedules are omitted because they are either not required, inapplicable, or the information is included in the consolidated financial statements or notes thereto.

                      (3)  Exhibits:

                           Indentures (incorporated by reference to Exhibit 1 of Company's Form 8-K dated October 28, 1988 for Series 1988-14 and 1988-15 and dated November 30, 1988 for Series 1988-17), dated as of January 1, 1987 as amended by Amendment No. 1 dated as of April 30, 1987 and Amendment No. 2 dated as of October 15, 1987, as amended and restated as of August 1, 1988, between the Company and State Street Bank and Trust Company, as Trustee.

                           Series 1988-14 and Series 1988-15 Supplements to Indenture (incorporated by reference to Exhibit 2 of Company's Form 8-K dated October 28, 1988) dated as of October 28, 1988, between the Company and State Street Bank and Trust Company, as Trustee.

                           Series 1988-17 Supplement to Indenture (incorporated by reference to Exhibit 2 of Company's Form 8-K dated November 30, 1988) dated as of November 30, 1988, between the Company and State Street Bank and Trust Company, as Trustee.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-k (continued)

                      (3)  Exhibits (continued):

                           Restated Certificate of Incorporation of Asset Backed Securities Corporation (incorporated by reference to Exhibit 3.1 of the Company's Form S-3 Registration Statement (No. 0-14811)).

                           By-laws of Asset backed Securities Corporation (incorporated by reference to Exhibit 3.2 of the Company's Form S-3 Registration Statement (No. 33-7382)).

                           Indenture, dated as of October 30, 1986, between Asset Backed Securities Corporation and State Street Bank and Trust Company, the Trustee (incorporated by reference to Exhibit 1 of the Current Report on Form 8-K dated October 30, 1986).

                      (b)  Reports on Form 8-K

                           None.

                      (c) Exhibits filed as part of this report are included in Item 14(a)(3) above.

                                    SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of March 1997.

                 COLLATERALIZED MORTGAGE SECURITIES CORPORATION


By:      /s/ STEWART W. DAUMAN
         -----------------------
         Stewart W. Dauman
         President and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 21, 1997.


By:      /s/ ANTHONY J. CETTA                  By:   /s/ THOMAS M. ZINGALLI
         -----------------------                     ------------------------
         Anthony J. Cetta                            Thomas M. Zingalli
         Director                                    Controller and Principal
                                                     Accounting Officer


By:      /s/ RHONDA G. MATTY                   By:   /s/ DIANE MANNO
         -----------------------                     ------------------------
         Rhonda G. Matty                             Diane Manno
         Assistant Secretary                         Treasurer

By:      /s/ THOMAS A. DEGENNARO
         -----------------------
         Thomas A. DeGennaro
         Director of Taxes

                                INDEX TO EXHIBITS

Exhibit
Number                            Description of Exhibit                                         Page

     1            Indenture dated as of January 1, 1987 as amended by
                  Amendment No. 1 dated as of April 30, 1987 and Amendment
                  No. 2 dated as of October 15, 1987, as amended and restated as of August 1, 1988, between the Company and State Street Bank
                  and Trust Company, as Trustee.                                                   **

     1            Indenture, dated as of October 30, 1986, between Asset Backed
                  Securities Corporation and State Street Bank and Trust Company,
                  the Trustee.                                                                    *****

     2            Series 1988-14 and 1988-15 Supplement to Indenture dated as of October 28, 1988, between the Company and State Street Bank
                  and Trust Company, as Trustee.                                                   ***

     2            Series 1988-17 Supplement to Indenture dated as of November 30,
                  1988, between the Company and State Street Bank and Trust
                  Company, as Trustee.                                                            ****

     3.1          Articles of Incorporation of the Company as amended as of
                  January 7, 1986.                                                                  *

     3.1          Restated Certificate of Incorporation of Asset Backed Securities
                  Corporation.                                                                   ******

     3.2          By-laws of the Company as amended and restated as of
                  January 7, 1986.                                                                  *

     3.2          By-laws of Asset Backed Securities Corporation.                                *******

* Incorporated by reference to the same Exhibits in Registration Statement No. 0-13156 on Form 10 filed with the Securities and Exchange Commission on January 31, 1985.

** Incorporated by reference to the same Exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 1988 for Series 1988-14 and 1988-15 and December 15, 1988 for Series 1988-17.

*** Incorporated by reference to the same Exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 1988 for Series 1988-14 and 1988-15.

**** Incorporated by reference to the same Exhibit in the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 15, 1988 for Series 1988-17.

***** Incorporated by reference to the same Exhibits in the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 14, 1986.

****** Incorporated by reference to the same Exhibits in the Registration Statement No. 0-14811 of the Company's Form S-3 filed with the Securities and Exchange Commission on July 21,1986.

******* Incorporated by reference to the same Exhibits in the Registration
        Statement No. 33-7382 of the Company's Form S-3 filed with the Securities and Exchange Commission on November 12, 1986.