Form 10-Q
period 1997-03-31
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1997-05-15
CIK 762852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

          -------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1997
                         Commission File Number 33-42666


                 COLLATERALIZED MORTGAGE SECURITIES CORPORATION
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Maryland                                      13-3251782
----------------------------------------------               -------------------
(State or other jurisdiction of incorporation)                (I.R.S. Employer
                                                             Identification No.)


 11 Madison Avenue, New York, New York                              10010
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code               212-322-1811
                                                                 ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                          10,000 shares of common stock
                          outstanding as of May 1, 1997

          COLLATERALZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
          ------------------------------------------------------------
                                      INDEX
                                      -----


                                                                            Page
                                                                          Number
                                                                          ------
PART I        FINANCIAL INFORMATION

       Item   1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                               March 31, 1997 and December 31, 1996            3

                  Consolidated Statements of Operations for the Three Months
                               Ended March 31, 1997 and 1996                   4

                  Consolidated Statements of Cash Flows for the Three Months
                               Ended March 31, 1997 and 1996                   5

                  Notes to Consolidated Financial Statements                   6

       Item   2.  Management's Discussion and Analysis of Financial
                               Condition and Results of Operations             7

PART II       OTHER INFORMATION

       Item   1.  Legal Proceedings                                            8

       Item   2.  Changes in Securities                                        8

       Item   3.  Defaults Upon Senior Securities                              8

       Item   4.  Submission of Matters to a Vote of Security Holders          8

       Item   5.  Other Information                                            8

       Item   6.  Exhibits and Reports on Form 8-K                          8, 9

SIGNATURE                                                                     10

INDEX TO EXHIBITS                                                             11

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
          -------------------------------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------




                                                     March 31,      December 31,
                                                       1997            1996
                                                    ----------      ------------
                                                    (unaudited)
                                                    (in thousands, except par
                                                       value and share data)

Assets:

Cash                                                    $   12        $   12
Receivable from Credit Suisse First Boston
  Management Corporation                                     1             1
                                                        ------        ------


         Total Assets                                   $   13        $   13
                                                        ======        ======


Liabilities and stockholder's Equity:

Accrued expenses                                        $   --        $   --
                                                        ------        ------

         Total Liabilities                                  --            --
                                                        ------        ------

Stockholder's Equity:

Common stock and paid in capital, $0.1 par value
(authorized 15,000,000 shares; issued 10,000
shares at March 31, 1997 and December 31,1996)              13            13
                                                        ------        ------

         Total Liabilities and Stockholder's Equity     $   13        $   13
                                                        ======        ======


                 See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
          -------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------
                                   (unaudited)

                                                  Three Months     Three Months
                                                     Ended             Ended
                                                 March 31, 1997   March 31, 1996
                                                ---------------   --------------
                                                         (in thousands)


Revenues:
     Commitment fee and miscellaneous income         $   --            $   --
                                                     ------            ------
                                                         --                --
                                                     ------            ------
Expenses:
     General and administrative expenses                 --                --
                                                     ------            ------
                                                         --                --
                                                     ------            ------

Loss from operations before income tax
     benefit                                             --                --
                                                     ------            ------
Income tax benefit                                       --                --
                                                     ------            ------

Net loss                                             $   --            $   --
                                                     ======            ======



                 See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
          -------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                                   (unaudited)


                                                 Three Months      Three Months
                                                    Ended              Ended
                                                March 31, 1997    March 31, 1996
                                                --------------    --------------
                                                        (in thousands)


Cash Flows From Operating Activities:

Net loss                                           $   --              $   --
Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities:
Increase (decrease) in accrued expenses                --                  --
Decrease in receivable from Credit Suisse
     First Boston Management Corporation               --                  --
                                                   ------              ------
Net Cash Provided by Operating Activities              --                  --
                                                   ------              ------


Cash Flows From Financing Activities:

Net proceeds from (payments for):
    Dividends paid                                     --                  --
                                                   ------              ------
Net Cash Used for Financing Activities                 --                  --
                                                   ------              ------
Net increase (decrease) in cash                        --                  --
Cash at beginning of period                            12                  12
                                                   ------              ------
Cash at end of period                              $   12              $   12
                                                   ======              ======


                 See Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
          -------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                                   (unaudited)



1.    Description of Business
      -----------------------

     Collateralized Mortgage Securities Corporation (the "Company") and its wholly owned subsidiary Asset Backed Securities Corporation ("ABSC") are wholly owned subsidiaries of Credit Suisse First Boston Management Corporation ("FBSC"), which is a wholly owned subsidiary of Credit Suisse First Boston, Inc., a privately owned holding company.

     The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the significant accounting policies is set forth in
     Note 3 to the Company's December 31, 1996 Financial Statements contained in the Company's 1996 Form 10-K.

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

           Results of Operations
           ---------------------

           The Company and ABSC recorded no gains or (losses) on the sale of Bonds or beneficial interests in trusts for the three months ended March 31, 1997 and March 31, 1996.

           For the three months ended March 31, 1997 and 1996 the Company had no substantive transactions.

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

                  Not applicable

Item 3.           Defaults Upon Senior Securities
                  -------------------------------

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders
                  ---------------------------------------------------

                  None.

Item 5.           Other Information
                  -----------------

                  None

Item 6.           Exhibits and Reports on Form 8-K
                  --------------------------------

                  (a) Exhibits:

                      Indentures (incorporated by reference to Exhibit 1 of Company's Form 8-K dated February 14, 1992 for Series 1992-1) dated as of January 1, 1987 as amended by Amendment No. 1 dated as of April 30, 1987 and Amendment No. 2 dated as of October 15, 1987, as amended and restated as of August 1, 1988, between the Company and State Street Bank and Trust Company, as Trustee.

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

                      Restated Certificate of Incorporation of Asset Backed Securities Corporation (incorporated by reference to Exhibit 3.1 of the Company's Form S-3 Rigistration Statement (No. 0-14811).

Item 6.           Exhibits and Reports on Form 8-K (continued)
                  --------------------------------------------


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


Dated:  May 1, 1997

                                INDEX TO EXHIBITS

Exhibit
Number    Description of Exhibit                                            Page
------    ----------------------                                            ----

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

*** Incorporated by reference to the same Exhibit in the Registration Statement No. 0-014811 of the Company's Form S-3 filed with the Securities and Exchange Commission on July 21, 1986.

**** Incorporated by reference to the same Exhibit in the Registration Statement No. 33-7382 of the Company's Form S-3 filed with the Securities and Exchange Commission on November 12, 1986.