Form 10-Q
period 1997-06-30
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1997-08-13
CIK 762852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

          -------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1997
                         Commission File Number 33-42666


                 COLLATERALIZED MORTGAGE SECURITIES CORPORATION
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)



           Maryland                                       13-3251782
----------------------------------------    ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
       of incorporation)


11 Madison Avenue, New York, New York                        10010
----------------------------------------    ------------------------------------
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number,                            212-325-1811
including area code                         ------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___
                                      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                          10,000 shares of common stock
                        outstanding as of August 8, 1997

          COLLATERALZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
          ------------------------------------------------------------
                                      INDEX
                                      -----


                                                                             Page
                                                                            Number
                                                                            ------
PART I     FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated Statements of Financial Condition as of
                            June 30, 1997 and December 31, 1996              3

               Consolidated Statements of Operations for the Six Months
                            Ended June 30, 1997 and 1996                     4

               Consolidated Statements of Cash Flows for the Six Months
                            Ended June 30, 1997 and 1996                     5

               Notes to Consolidated Financial Statements                    6

      Item 2.  Management's Discussion and Analysis of Financial
                            Condition and Results of Operations              7

PART II    OTHER INFORMATION

      Item 1.  Legal Proceedings                                             8

      Item 2.  Changes in Securities                                         8

      Item 3.  Defaults Upon Senior Securities                               8

      Item 4.  Submission of Matters to a Vote of Security Holders           8

      Item 5.  Other Information                                             8

      Item 6.  Exhibits and Reports on Form 8-K                           8, 9

SIGNATURE                                                                   10

INDEX TO EXHIBITS                                                           11

         COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
         -------------------------------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------


                                                                June 30,          December 31,
                                                                  1997                1996
                                                                --------          ------------
                                                               (unaudited)
                                                      (in thousands, except par value and share data)

Assets:

Cash                                                             $  12               $  12
Receivable from Credit Suisse First Boston
  Management Corporation                                             1                   1
                                                                 -----               -----


        Total Assets                                             $  13               $  13
                                                                 =====               =====


Liabilities and stockholder's Equity:
-------------------------------------

Accrued expenses                                                 $  --               $  --
                                                                 -----               -----

        Total Liabilities                                           --                  --
                                                                 -----               -----

Stockholder's Equity:

Common stock and paid in capital, $0.1 par value
(authorized 15,000,000 shares; issued 10,000
shares at June 30, 1997 and December 31,1996)                       13                  13
                                                                 -----               -----

        Total Liabilities and Stockholder's Equity               $  13               $  13
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

                                                            Six Months             Six Months
                                                              Ended                  Ended
                                                          June 30, 1997         June 30, 1996
                                                          -------------         -------------
                                                                     (in thousands)


Revenues:
     Commitment fee and miscellaneous income               $      --               $      --
                                                           ---------               ---------
                                                                  --                      --
                                                           ---------               ---------
Expenses:
     General and administrative expenses                          --                      --
                                                           ---------               ---------
                                                                  --                      --
                                                           ---------               ---------

Loss from operations before income tax
     benefit                                                      --                      --
                                                           ---------               ---------
Income tax benefit                                                --                      --
                                                           ---------               ---------

Net loss                                                   $      --               $      --
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


                                                                     Six Months           Six Months
                                                                       Ended                Ended
                                                                    June 30, 1997       June 30, 1996
                                                                    -------------       -------------
                                                                              (in thousands)


Cash Flows From Operating Activities:
-------------------------------------

Net loss                                                             $    --               $    --
Adjustments to reconcile net loss
        to net cash provided by (used for)
        operating activities:
Increase (decrease) in accrued expenses                                   --                    --
Decrease in receivable from Credit Suisse First Boston
        Management Corporation                                            --                 1,200
                                                                     -------               -------
Net Cash Provided by Operating Activities                                 --                 1,200
                                                                     -------               -------


Cash Flows From Financing Activities:
-------------------------------------

Net proceeds from (payments for):
        Dividends paid                                                    --                (1,200)
                                                                     -------               -------
Net Cash Used for Financing Activities                                    --                (1,200)
                                                                     -------               -------
Net increase (decrease) in cash                                           --                    --
Cash at beginning of period                                               12                    12
                                                                     -------               -------
Cash at end of period                                                $    12               $    12
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           ---------------------------------------------------------------

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

           Results of Operations
           ---------------------

           The Company and ABSC recorded no gains or (losses) on the sale of Bonds or beneficial interests in trusts for the six months ended June 30, 1997 and June 30, 1996.

           For the six months ended June 30, 1997 and 1996, the Company had no substantive transactions.

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



                                             Collateralized Mortgage
                                             Securities Corporation



                                             By:      THOMAS M. ZINGALLI
                                                 -------------------------------
                                                      Thomas M. Zingalli
                                                   Controller and Principal
                                                       Accounting Officer
                                                 (Duly Authorized Officer and
                                                  Principal Accounting Officer)


Dated:  August 8, 1997

                                INDEX TO EXHIBITS
                                -----------------

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