Form 10-Q
period 1997-09-30
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1997-11-14
CIK 762852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

             ------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1997
                         Commission File Number 33-42666


                 COLLATERALIZED MORTGAGE SECURITIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Maryland                                         13-3251782
----------------------------------------------               -------------------
(State or other jurisdiction of incorporation)                (I.R.S. Employer
                                                             Identification No.)


11 Madison Avenue, New York, New York                               10010
----------------------------------------------               -------------------
  (Address of principal executive offices)                       (Zip Code)


Registrant's telephone number, including area code              212-325-1811
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


                          10,000 shares of common stock
                       outstanding as of November 12, 1997

          COLLATERALZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
          ------------------------------------------------------------
                                      INDEX
                                      -----


                                                                           Page
                                                                          Number
                                                                          ------
PART I            FINANCIAL INFORMATION

         Item     1.  Financial Statements

                      Consolidated Statements of Financial Condition as of
                               September 30, 1997 and December 31, 1996        3

                      Consolidated Statements of Operations for the Nine
                               Months Ended September 30, 1997 and 1996        4

                      Consolidated Statements of Cash Flows for the Nine
                               Months Ended September 30, 1997 and 1996        5

                      Notes to Consolidated Financial Statements               6

         Item     2.  Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations         7

PART II           OTHER INFORMATION

         Item     1.  Legal Proceedings                                        8

         Item     2.  Changes in Securities                                    8

         Item     3.  Defaults Upon Senior Securities                          8

         Item     4.  Submission of Matters to a Vote of Security Holders      8

         Item     5.  Other Information                                        8

         Item     6.  Exhibits and Reports on Form 8-K                      8, 9

SIGNATURE                                                                     10

INDEX TO EXHIBITS                                                             11

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
          -------------------------------------------------------------
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                 ----------------------------------------------




                                                   September 30,    December 31,
                                                       1997            1996
                                                   -------------    ------------
                                                    (unaudited)
                                                       (in thousands, except
                                                     par value and share data)

Assets:

Cash                                                       $  12           $  12
Receivable from Credit Suisse First Boston
  Management Corporation                                       1               1
                                                           -----           -----


             Total Assets                                  $  13           $  13
                                                           =====           =====


Liabilities and stockholder's Equity:

Accrued expenses                                           $  --           $  --
                                                           -----           -----

             Total Liabilities                                --              --
                                                           -----           -----

Stockholder's Equity:

Common stock and paid in capital, $0.1 par value
(authorized 15,000,000 shares; issued 10,000
shares at September 30, 1997 and December 31,1996)            13              13
                                                           -----           -----

             Total Liabilities and Stockholder's Equity    $  13           $  13
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

                                                Nine Months         Nine Months
                                                   Ended              Ended
                                               September 30,       September 30,
                                                    1997               1996
                                               -------------       -------------
                                                       (in thousands)


Revenues:
     Commitment fee and miscellaneous income           $  --               $  --
                                                       -----               -----
                                                          --                  --
                                                       -----               -----
Expenses:
     General and administrative expenses                  --                  --
                                                       -----               -----
                                                          --                  --
                                                       -----               -----

Loss from operations before income tax
     benefit                                              --                  --
                                                       -----               -----
Income tax benefit                                        --                  --
                                                       -----               -----

Net loss                                               $  --               $  --
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


                                                Nine Months         Nine Months
                                                   Ended              Ended
                                               September 30,       September 30,
                                                    1997               1996
                                               -------------       -------------
                                                       (in thousands)

Cash Flows From Operating Activities:

Net loss                                               $    --          $    --
Adjustments to reconcile net loss
    to net cash provided by (used for)
    operating activities:
Decrease in receivable from Credit Suisse
    First Boston Management Corporation                     --            1,200
                                                       -------          -------
Net Cash Provided by Operating Activities                   --            1,200
                                                       -------          -------


Cash Flows From Financing Activities:

Net proceeds from (payments for):
    Dividends paid                                          --           (1,200)
                                                       -------          -------
Net Cash Used for Financing Activities                      --           (1,200)
                                                       -------          -------
Net increase (decrease) in cash                             --               --
Cash at beginning of period                                 12               12
                                                       -------          -------
Cash at end of period                                  $    12          $    12
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

           Results of Operations
           ---------------------

           The Company and ABSC recorded no gains or (losses) on the sale of Bonds or beneficial interests in trusts for the nine months ended September 30, 1997 and September 30, 1996.

           For the nine months ended September 30, 1997 and 1996, the Company had no substantive transactions.

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



                                               Collateralized Mortgage
                                               Securities Corporation



                                               By: THOMAS M. ZINGALLI
                                                   ------------------
                                                   Thomas M. Zingalli
                                                Controller and Principal
                                                   Accounting Officer
                                              (Duly Authorized Officer and
                                              Principal Accounting Officer)



Dated:  November 12, 1997

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