Form 10-K
period 1997-12-31
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1998-03-31
CIK 762852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K
         --------------------------------------------------------------


                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Fiscal Year Ended December 31, 1997
                         Commission File Number 33-42666

                 COLLATERALIZED MORTGAGE SECURITIES CORPORATION
             (Exact name of registrant as specified in its chapter)


                  Maryland                                                    13-3251782
----------------------------------------------                 ------------------------------------
(State or other jurisdiction of incorporation)                 (I.R.S. Employer Identification No.)


   11 Madison Avenue, New York, New York                                       10010
----------------------------------------------                 ------------------------------------
   (Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code                         212-325-1811
                                                               ------------------------------------


Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

                Title of                         Number of shares outstanding
               each class                          as of December 31, 1997
               ----------                          -----------------------

             Common Stock                                    10,000
        par value $0.01 per share

As of March 26, 1998 none of the Registrant's Common Stock was held by non-affiliates.

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

                                                                                   Page
                                                                                  Number
                                                                                  ------
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


PART I
------
Item 1.           Business

                  Collateralized Mortgage Securities Corporation (the "Company") is a wholly owned subsidiary of Credit Suisse First Boston Management Corporation ("FBSC"), which is a wholly owned subsidiary of Credit Suisse First Boston, Inc., a privately owned holding company.

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

                  Prior to March 29, 1985, the Company had not commenced operations except for organizational matters. During the period from March 29, 1985 to April 28, 1986 the Company issued Series A, Series B, Series C, Series D, Series E, Series F, Series G and Series H of the Bonds totaling $2,225,000,000, aggregate principal amount. The Company backed such Bonds with the purchase of Certificates, which approximated $2,225,000,000, from Credit Suisse First Boston Corporation, a wholly owned subsidiary of Credit Suisse First Boston, Inc. simultaneously with the issuance of the Bonds, which represented obligations solely of the Company.

Item 1.           Business (Continued)
                  --------------------
                  On April 30, 1986, the Company deposited substantially all of its assets and related liabilities into Collateralized Mortgage Securities Trust (the "Trust"), a trust formed under the laws of the state of Delaware pursuant to a deposit trust agreement (the "Deposit Trust Agreement") dated as of April 30, 1986, between the Company and Wilmington Trust Company, as owner trustee (the "Owner Trustee").

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

                  The Company recorded the issuance of Series I, J, K, L, M, N, P, Q, R, S, T, U, V, W, X and Y of the Bonds during 1987, Series 1988-1 through 1988-19 during 1988, Series 1989-1 through 1989-3 during 1989, Series 1990-1 through 1990-8 during 1990, Series 1991-1 through 1991-9 during 1991 and Series 1992-1 through 1992-3 during 1992. Each of these issuances has been accounted for as a sale of the Certificates; accordingly, the Bonds and the related Certificates do not appear on the Company's Consolidated Balance Sheets.

                  The Company recorded no issuances in 1993, or thereafter.

Item 1.           Business (Continued)
                  --------------------
                  Prior to October 30, 1986, ABSC had not commenced operations except for the conduct of organizational matters. During the period from October 30, 1986 to December 3, 1987 ABSC issued Series 1 through Series 6 of Asset Backed Obligations (the "Notes") totaling $5,883,951,000 aggregate principal amount. ABSC backed the Notes with the purchase (indirectly through FBSC) of retail automotive installment sale contracts (the "Receivables") purchased from General Motors Acceptance Corporation, General Electric Credit Corporation and BMW Credit Corporation.

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

Item 2.           Properties

                  The Company neither owns nor leases any physical properties.

Item 3.           Legal Proceedings

                  The Company is not a party to any material actual or pending legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

                  There were no matters submitted to a vote of security holders during the year ended December 31, 1997.

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

                  As of March 26, 1998 all outstanding shares of the Company's common stock are owned indirectly by Credit Suisse First Boston, Inc. and are not traded in any stock exchange or in the over-the-counter market.

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

                  Results of Operations

                  For the years ended December 31, 1997, 1996 and 1995 the Company recorded no issuances.

                  All gains and losses are recognized by FBSC in each transaction.

                  Liquidity and Capital Resources

                  The Company and ABSC utilize FBSC to facilitate the settlement of all transactions and maintain all excess cash with FBSC. Such cash is available from FBSC on demand and does not earn interest.


Item 8.           Financial Statements

                  INDEX TO FINANCIAL STATEMENTS                                                   Page

                  Independent Auditors' Report                                                     9

                  Consolidated Balance Sheets as of December 31, 1997 and 1996                    10

                  Consolidated Statements of Operations for the Years Ended
                  December 31, 1997, 1996 and 1995                                                11

                  Consolidated Statements of Changes in Stockholder's Equity for
                  the Years Ended December 31, 1997, 1996 and 1995                                11

                  Consolidated Statements of Cash Flows for the Years Ended
                  December 31, 1997, 1996 and 1995                                                12

                  Notes to Consolidated Financial Statements                                      13

                  Consolidated financial statement schedules are omitted because they are either not required, inapplicable, or the information is included in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report



The Board of Directors
Collateralized Mortgage Securities Corporation:


We have audited the accompanying consolidated balance sheets of Collateralized Mortgage Securities Corporation and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collateralized Mortgage Securities Corporation and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1997, in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP





New York, New York
March 26, 1998

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                          December 31,
                                                      1997           1996
                                                     ------         ------
                                                   (In thousands, except par
                                                      value and share data)

Assets

Cash                                                 $   12         $   12
Receivable from Credit Suisse First Boston
   Management Corporation                                 1              1
                                                     ------         ------
      Total Assets                                   $   13            $13
                                                     ======         ======

Liabilities and Stockholder's Equity

Accrued expenses                                     $   --         $   --
                                                     ------         ------
      Total Liabilities                                  --             --
                                                     ------         ------

Stockholder's Equity:
   Common stock and paid in capital,
   $.01 par value (authorized
   15,000,000 shares; issued
   10,000 shares)                                        13             13
                                                     ------         ------
      Total Liabilities and Stockholder's Equity     $   13            $13
                                                     ======         ======


          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Year Ended December 31,
                                                    1997       1996       1995
                                                    ----       ----       ----
                                                          (in thousands)

Revenues:
     Commitment fee and miscellaneous income       $   --     $    --   $     --
                                                   -------    -------    -------

Expenses:
     General and administrative expenses               --          --         --
                                                   -------    -------    -------
                                                       --          --         --
                                                   -------    -------    -------

Income from operations before income taxes             --          --         --

Income taxes                                           --          --         --
                                                   -------    -------    -------
Net income                                         $   --     $    --    $    --
                                                   =======    ========   =======




          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                      Year Ended December 31,
                                                   1997        1996        1995
                                                   ----        ----        ----
                                                          (in thousands)

Net income                                         $    --    $    --    $    --
                                                   -------    -------    -------

Balance at beginning of year                            13      1,213      1,213

Dividends paid                                     -           (1,200)         -
                                                   -------    -------    -------
Balance at end of year                             $    13    $    13    $ 1,213
                                                   =======    =======    =======


          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Year Ended December 31,
                                                    1997        1996       1995
                                                    ----        ----       ----
                                                          (in thousands)
Cash Flows from Operating Activities:

Net income                                         $    --    $    --    $    --
                                                   -------    -------    -------

Adjustments to reconcile net income
     to net cash (used for) provided by
     operating activities:
     (Increase) decrease in receivable from
          Credit Suisse First Boston Management
              Corporation                               --      1,200       (848)
                                                   -------    -------    -------
Net Cash Provided by (Used for)
     Operating Activities                               --      1,200       (848)
                                                   -------    -------    -------

Cash Flows From Financing Activities:
Net proceeds from (payments for):
   Deferred debt issuance costs                         --         --        848
   Dividends paid                                       --     (1,200)        --
                                                   -------    -------    -------
Net Cash (Used for) Provided by
     Financing Activities                               --     (1,200)       848
                                                   -------    -------    -------
Net change in cash                                      --         --         --
Cash at beginning of year                               12         12         12
                                                   -------    -------    -------
Cash at end of year                                $    12    $    12    $    12
                                                   =======    =======    =======


          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The consolidated financial statements include the accounts of Collateralized Mortgage Securities Corporation (the "Company") and its wholly owned subsidiary, Asset Backed Securities Corporation ("ABSC"). All material intercompany accounts and transactions have been eliminated in consolidation.

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

         On December 22, 1988, Credit Suisse First Boston Management Corporation (formerly CS First Boston Securities Corporation) ("FBSC"), the parent company of the Company contributed all of the issued and outstanding stock of ABSC to the Company. For financial statement purposes the transaction has been recorded as a combination of entities under common control. The Company does not guarantee the asset backed obligations of ABSC upon a default of the Notes.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.


PART III

Item 10.    Directors and Executive Officers of the Registrant

            The directors and the executive officers of the Company are as follows:


                    NAME        AGE             TITLE              DATE ELECTED
                    ----        ---             -----              ------------
         Gina Hubbell            41   President and Director         03/13/97
         Anthony J. Cetta        48   Director                       07/15/87
         Rhonda G. Matty         39   Assistant Secretary            08/24/94
         Diane Manno             39   Treasurer                      09/13/96
         Thomas A. DeGennaro     43   Director of Taxes              06/29/90
         Thomas M. Zingalli      39   Controller and Principal
                                        Accounting Officer           08/05/94

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

PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-k

               (a) The following documents are filed as part of this report:

                    (1) Financial Statements:

                        The financial statements and notes to the financial statements appear on pages 10 through 14. The Report of Independent Auditors, KPMG Peat Marwick LLP, pertaining to the 1997, 1996 and 1995 financial statements appears on page 9.

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

                                    SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1998 .

                             COLLATERALIZED MORTGAGE
                             SECURITIES CORPORATION


By:      /s/ GINA HUBBELL
         ----------------------
         Gina Hubbell
         President and Director



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1998.


By:      /s/ ANTHONY J. CETTA               By:    /s/ THOMAS M. ZINGALLI
         --------------------                      -------------------
         Anthony J. Cetta                          Thomas M. Zingalli
         Director                                  Controller and Principal
                                                   Accounting Officer

By:      /s/ RHONDA G. MATTY                By:    /s/ DIANE MANNO
         ---------------                           ---------------
         Rhonda G. Matty                           Diane Manno
         Assistant Secretary                       Treasurer


By:      /s/ THOMAS A. DEGENNARO
         -------------------
         Thomas A. DeGennaro
         Director of Taxes

                                    SIGNATURE

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1998.



                             COLLATERALIZED MORTGAGE
                             SECURITIES CORPORATION


By:      ----------------------
         Gina Hubbell
         President and Director



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1998.


By:                                         By:
         ----------------                          ------------------
         Anthony J. Cetta                          Thomas M. Zingalli
         Director                                  Controller and Principal
                                                   Accounting Officer


By:                                         By:
         -------------------                       ------------------------
         Rhonda G. Matty                           Diane Manno
         Assistant Secretary                       Treasurer



By:
         -------------------
         Thomas A. DeGennaro
         Director of Taxes

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

  1 Indenture, dated as of October 30, 1986, between Asset Backed Securities Corporation and State Street Bank and Trust
         Company,the Trustee.                                              *****

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

                         Consent of Independent Auditors



The Board of Directors
Collateralized Mortgage Securities Corporation:

We consent to incorporation by reference in the registration statement No. 33-42666 on Form S-3 of Collateralized Mortgage Securities Corporation of our report dated March 26, 1998 relating to the consolidated balance sheets of Collateralized Mortgage Securities Corporation as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three year period ended December 31, 1997, which report appears in the December 31, 1997 annual report on Form 10-K of Collateralized Mortgage Securities Corporation.

KPMG Peat Marwick LLP





New York, New York
March 26, 1998