Form 10-Q
period 1998-03-31
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1998-05-13
CIK 762852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

          -------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1998
                         Commission File Number 33-42666


                 COLLATERALIZED MORTGAGE SECURITIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Maryland                                         13-3251782
----------------------------------------                    -------------------
      (State or other jurisdiction                            (I.R.S. Employer
           of incorporation)                                Identification No.)


 11 Madison Avenue, New York, New York                              10010
----------------------------------------                    -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code              212-325-1811
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


                          10,000 shares of common stock
                         outstanding as of May 11, 1998

          COLLATERALZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I      FINANCIAL INFORMATION

   Item     1.  Financial Statements

                Consolidated Statements of Financial Condition as of
                         March 31, 1998 and December 31, 1997                 3

                Consolidated Statements of Operations for the Three
                         Months Ended March 31, 1998 and 1997                 4

                Consolidated Statements of Cash Flows for the Three
                         Months Ended March 31, 1998 and 1997                 5

                Notes to Consolidated Financial Statements                    6

   Item     2.  Management's Discussion and Analysis of Financial
                             Condition and Results of Operations              7

PART II     OTHER INFORMATION

   Item     1.  Legal Proceedings                                             8

   Item     2.  Changes in Securities                                         8

   Item     3.  Defaults Upon Senior Securities                               8

   Item     4.  Submission of Matters to a Vote of Security Holders           8

   Item     5.  Other Information                                             8

   Item     6.  Exhibits and Reports on Form 8-K                           8, 9

SIGNATURE                                                                    10

INDEX TO EXHIBITS                                                            11

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                      March 31,     December 31,
                                                        1998           1997
                                                      --------      ------------
                                                             (unaudited)
                                                      (in thousands, except par
                                                        value and share data)
Assets:
Cash                                                   $   12         $   12
Receivable from Credit Suisse First Boston
  Management Corporation                                    1              1
                                                       ------         ------


        Total Assets                                   $   13         $   13
                                                       ======         ======


Liabilities and Stockholder's Equity:

Accrued expenses                                       $   --         $   --
                                                       ------         ------

        Total Liabilities                                  --             --
                                                       ------         ------

Stockholder's Equity:

Common stock and paid in capital, $0.1 par value
(authorized 15,000,000 shares; issued 10,000
shares at March 31, 1998 and December 31, 1997)            13             13
                                                       ------         ------

        Total Liabilities and Stockholder's Equity     $   13         $   13
                                                       ======         ======



          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months    Three Months
                                                      Ended          Ended
                                                  March 31, 1998  March 31, 1997
                                                  --------------  --------------
                                                         (in thousands)
Revenues:
     Commitment fee and miscellaneous income           $   --         $   --
                                                       ------         ------
                                                           --             --
                                                       ------         ------
Expenses:
     General and administrative expenses                   --             --
                                                       ------         ------
                                                           --             --
                                                       ------         ------

Income from operations before income tax
     expense                                               --             --
                                                       ------         ------
Income tax expense                                         --             --
                                                       ------         ------

Net income                                             $   --         $   --
                                                       ======         ======


          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Three Months    Three Months
                                                       Ended          Ended
                                                  March 31, 1998  March 31, 1997
                                                  --------------  --------------
                                                         (in thousands)
Cash Flows From Operating Activities:
-------------------------------------

Net income                                             $   --         $   --
Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:                                  --             --
                                                       ------         ------
Net Cash Provided by Operating Activities                  --             --
                                                       ------         ------


Net increase in cash                                       --             --
Cash at beginning of period                                12             12
                                                       ------         ------
Cash at end of period                                  $   12         $   12
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

     The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the significant accounting policies is set forth in
     Note 3 to the Company's December 31, 1997 Financial Statements contained in the Company's 1997 Form 10-K.

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

          Results of Operations

          The Company and ABSC recorded no gains or (losses) on the sale of Bonds or beneficial interests in trusts for the three months ended March 31, 1998 and March 31, 1997.

          For the three months ended March 31, 1998 and 1997, the Company had no transactions.

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

          Not applicable

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

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


Dated:  May 11, 1998

                                INDEX TO EXHIBITS

Exhibit
Number    Description of Exhibit                                            Page
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