Form 10-Q
period 1998-06-30
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1998-08-12
CIK 762852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

          -------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1998
                         Commission File Number 33-42666


                 COLLATERALIZED MORTGAGE SECURITIES CORPORATION
             (Exact name of registrant as specified in its charter)



                   Maryland                                      13-3251782
----------------------------------------------               ------------------
(State or other jurisdiction of incorporation)                (I.R.S. Employer
                                                             Identification No.)


    11 Madison Avenue, New York, New York                           10010
----------------------------------------------               ------------------
   (Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code              212-325-1811
                                                             ------------------


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


                          10,000 shares of common stock
                        outstanding as of August 10, 1998

          COLLATERALZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I          FINANCIAL INFORMATION

       Item   1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                           June 30, 1998 and December 31, 1997                3

                  Consolidated Statements of Operations for the Six Months
                           Ended June 30, 1998 and 1997                       4

                  Consolidated Statements of Cash Flows for the Six Months
                           Ended June 30, 1998 and 1997                       5

                  Notes to Consolidated Financial Statements                  6

       Item   2.  Management's Discussion and Analysis of Financial
                               Condition and Results of Operations            7

PART II       OTHER INFORMATION

       Item   1.  Legal Proceedings                                           8

       Item   2.  Changes in Securities                                       8

       Item   3.  Defaults Upon Senior Securities                             8

       Item   4.  Submission of Matters to a Vote of Security Holders         8

       Item   5.  Other Information                                           8

       Item   6.  Exhibits and Reports on Form 8-K                         8, 9

SIGNATURE                                                                    10

INDEX TO EXHIBITS                                                            11

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                     June 30,       December 31,
                                                       1998            1997
                                                     --------       ------------
                                                   (unaudited)
                                                 (in thousands, except par value
                                                         and share data)
Assets:

Cash                                                  $   12          $   12
Receivable from Credit Suisse First Boston
  Management Corporation                                   1               1
                                                      ------          ------


         Total Assets                                 $   13          $   13
                                                      ======          ======


Liabilities and Stockholder's Equity:

Accrued expenses                                      $   --          $   --
                                                      ------          ------

         Total Liabilities                                --              --
                                                      ------          ------

Stockholder's Equity:

Common stock and paid in capital, $0.1 par value
(authorized 15,000,000 shares; issued 10,000
shares at June 30, 1998 and December 31,1997)             13              13
                                                      ------          ------

         Total Liabilities and Stockholder's Equity   $   13          $   13
                                                      ======          ======


          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Six Months        Six Months
                                                      Ended            Ended
                                                  June 30, 1998    June 30, 1997
                                                  -------------    -------------
                                                          (in thousands)
Revenues:
     Commitment fee and miscellaneous income         $     --        $     --
                                                     --------        --------
                                                           --              --
                                                     --------        --------
Expenses:
     General and administrative expenses                   --              --
                                                     --------        --------
                                                           --              --
                                                     --------        --------

Income from operations before income tax
     expense                                               --              --
                                                     --------        --------
Income tax expense                                         --              --
                                                     --------        --------

Net income                                           $     --        $     --
                                                     ========        ========


          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                   Six Months      Six Months
                                                     Ended            Ended
                                                 June 30, 1998    June 30, 1997
                                                 -------------    --------------
                                                         (in thousands)
Cash Flows From Operating Activities:

Net income                                          $   --           $   --
Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:                               --               --
                                                    ------           ------
Net Cash Provided by Operating Activities               --               --
                                                    ------           ------
Net increase in cash                                    --               --
Cash at beginning of period                             12               12
                                                    ------           ------
Cash at end of period                               $   12           $   12
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

            Results of Operations

            The Company and ABSC recorded no gains or (losses) on the sale of Bonds or beneficial interests in trusts for the six months ended June 30, 1998 and June 30, 1997.

            For the six months ended June 30, 1998 and 1997, the Company had no transactions.

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

Dated: August 10, 1998

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