Form 10-Q
period 1998-09-30
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1998-11-10
CIK 762852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

           -------------------------------------------------------------

                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1998
                         Commission File Number 33-42666


                  COLLATERALIZED MORTGAGE SECURITIES CORPORATION
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)



            Maryland                                        13-3251782
  ----------------------------                          ------------------
  (State or other jurisdiction                           (I.R.S. Employer
       of incorporation)                                Identification No.)


    11 Madison Avenue, New York, New York                      10010
  ----------------------------------------                  ----------
  (Address of principal executive offices)                  (Zip Code)


  Registrant's telephone number, including area code        212-325-1811
                                                            ------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ---  ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                          10,000 shares of common stock
                       outstanding as of November 9, 1998

           COLLATERALZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I         FINANCIAL INFORMATION

      Item  1. Financial Statements

               Consolidated Statements of Financial Condition as of
                     September 30, 1998 and December 31, 1997                 3

               Consolidated Statements of Operations for the Nine Months
                     Ended September 30, 1998 and 1997                        4

               Consolidated Statements of Cash Flows for the Nine Months
                     Ended September 30, 1998 and 1997                        5

               Notes to Consolidated Financial Statements                     6

      Item  2. Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                   7

PART II        OTHER INFORMATION

      Item  1. Legal Proceedings                                              8

      Item  2. Changes in Securities                                          8

      Item  3. Defaults Upon Senior Securities                                8

      Item  4. Submission of Matters to a Vote of Security Holders            8

      Item  5. Other Information                                              8

      Item  6. Exhibits and Reports on Form 8-K                            8, 9

SIGNATURE                                                                    10

INDEX TO EXHIBITS                                                            11

        COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
               CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                September 30,       December 31,
                                                    1998               1997
                                                -------------       ------------
                                                 (unaudited)
                                                (in thousands, except par value
                                                        and share data)
Assets:

Cash                                               $       12     $        12
Receivable from Credit Suisse First Boston
  Management Corporation                                    1               1
                                                    ---------      ----------


       Total Assets                                $       13     $        13
                                                    =========      ==========


Liabilities and Stockholder's Equity:

Accrued expenses                                   $        -     $         -
                                                    ---------      ----------

       Total Liabilities                                    -               -
                                                    ---------      ----------

Stockholder's Equity:

Common stock and paid in capital, $0.1 par value
(authorized 15,000,000 shares; issued 10,000
shares at September 30, 1998 and December 31,1997)         13              13
                                                    ---------      ----------

       Total Liabilities and Stockholder's Equity  $       13     $        13
                                                    =========      ==========




        See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                        Nine Months                  Nine Months
                                                                            Ended                        Ended
                                                                     September 30, 1998            September 30, 1997
                                                                  ------------------------     -------------------------
                                                                                      (in thousands)
Revenues:
     Commitment fee and miscellaneous income                      $                       -    $                        -
                                                                   ------------------------     -------------------------
                                                                                          -                             -
                                                                   ------------------------     -------------------------
Expenses:
     General and administrative expenses                                                  -                             -
                                                                   ------------------------     -------------------------
                                                                                          -                             -
                                                                   ------------------------     -------------------------

Income from operations before income tax
     expense                                                                              -                             -
                                                                   ------------------------     -------------------------
Income tax expense                                                                        -                             -
                                                                   ------------------------     -------------------------

Net income                                                        $                       -    $                        -
                                                                   ========================     =========================



          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                         Nine Months                  Nine Months
                                                             Ended                        Ended
                                                      September 30, 1998            September 30, 1997
                                                   ------------------------     -------------------------
                                                                        (in thousands)
Cash Flows From Operating Activities:

Net income                                        $                     -      $                       -
Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:                                               -                              -
                                                   ----------------------       ------------------------
Net Cash Provided by Operating Activities                               -                              -
                                                   ----------------------       ------------------------


Net increase in cash                                                    -                              -
Cash at beginning of period                                            12                             12
                                                   ----------------------       ------------------------
Cash at end of period                             $                    12      $                      12
                                                   ======================       ========================



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

        Results of Operations

        The Company and ABSC recorded no gains or (losses) on the sale of Bonds or beneficial interests in trusts for the nine months ended September 30, 1998 and September 30, 1997.

        For the nine months ended September 30, 1998 and 1997, the Company had no transactions.

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

Dated:  November 9, 1998

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