Form 10-K
period 1998-12-31
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1999-03-31
CIK 762852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-K

                          -----------------------------

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For Fiscal Year Ended December 31, 1998
                         Commission File Number 33-42666

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

Securities registered pursuant to Section 12(g) of the Act:

       Title of                                   Number of shares outstanding
      each class                                     As of December 31, 1998
      ----------                                  ----------------------------
      Common Stock                                          10,000
par value $0.01 per share

As of March 26, 1999 none of the Registrant's Common Stock was held by non-affiliates.

Number of shares outstanding of the Registrant's Common Stock as of March 26, 1999 - 10,000

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

                                                                                            Page
                                                                                          Number
                                                                                          ------
PART I

         Item  1.   Business                                                                  3
         Item  2.   Properties                                                                6
         Item  3.   Legal Proceedings                                                         6
         Item  4.   Submission of Matters to a Vote of Security Holders                       6

PART II

         Item  5.   Market for Registrant's Common Equity and Related
                         Stockholder Matters                                                  6
         Item  6.   Selected Financial Data                                                   6
         Item  7.   Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                  7
         Item  7a.  Quantitative and Qualitative Disclosures
                         About Market Risk                                                    7
         Item  8.   Financial Statements and Supplementary Data                               8
         Item  9.   Changes in and Disagreements with Accountants on
                         Accounting and Financial Disclosure                                 15

PART III

         Item  10.  Directors and Executive Officers of the Registrant                       15
         Item  11.  Executive Compensation                                                   15
         Item  12.  Security Ownership of Certain Beneficial Owners
                         and Management                                                      15
         Item  13.  Certain Relationships and Related Transactions                           15

PART IV

         Item  14.  Exhibits, Financial Statement Schedules, and Reports
                         on Form 8-K                                                         16
SIGNATURES                                                                                   18
INDEX TO EXHIBITS                                                                            19
CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                          21

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

     On December 22, 1988, FBSC contributed all of the outstanding shares of common stock of Asset Backed Securities Corporation ("ABSC") to the Company. As a result ABSC became a wholly owned subsidiary of the Company. The transaction was accounted for as a combination of entities under common control. ABSC was organized to issue notes collateralized by receivables from (i) retail automotive installment sale contracts, loans or leases,
     (ii) consumer or commercial loans or leases, (iii) residential or commercial mortgages or leases, (iv) pass-through certificates evidencing fractional undivided ownership interests in trusts or pools of receivables, or (v) any combination thereof. The Company does not guarantee the asset backed obligations of ABSC if a default of their respective notes occurs.

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

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the year ended December 31, 1998.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     As of March 26, 1999 all outstanding shares of the Company's common stock are owned indirectly by Credit Suisse First Boston, Inc. and are not traded in any stock exchange or in the over-the-counter market.

Item 6. Selected Financial Data

     Selected financial data is omitted because the information is in the consolidated financial statements or notes thereto included herein.

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

     Results of Operations

     For the years ended December 31, 1998, 1997 and 1996 the Company recorded no issuances.

     All gains and losses are recognized by FBSC in each transaction.

     Liquidity and Capital Resources

     The Company and ABSC utilize FBSC to facilitate the settlement of all transactions and maintain all excess cash with FBSC. Such cash is available from FBSC on demand and does not earn interest.

     Year 2000 Issue

     The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify the year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. The effects of Year 2000 Issues may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect a company's ability to conduct normal business operations. The potential impact of the Year 2000 Issue on the company is being addressed by Credit Suisse First Boston, Inc., which has a contingency plan in place. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers or other third parties, will be fully resolved.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

Item 8. Financial Statements and Supplementary Data

          INDEX TO FINANCIAL STATEMENTS                                         Page
                                                                                ----
          Independent Auditors' Report                                            9

          Consolidated Balance Sheets as of December 31, 1998 and 1997           10

          Consolidated Statements of Operations for the Years Ended
          December 31, 1998, 1997 and 1996                                       11

          Consolidated Statements of Changes in Stockholder's Equity for
          the Years Ended December 31, 1998, 1997 and 1996                       11

          Consolidated Statements of Cash Flows for the Years Ended
          December 31, 1998, 1997 and 1996                                       12

          Notes to Consolidated Financial Statements                             13

          Consolidated financial statement schedules are omitted because they are either not required, inapplicable, or the information is included in the consolidated financial statements or notes thereto.

                          Independent Auditors' Report



The Board of Directors
Collateralized Mortgage Securities Corporation:


We have audited the accompanying consolidated balance sheets of Collateralized Mortgage Securities Corporation and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Collateralized Mortgage Securities Corporation and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



/s/ KPMG LLP


New York, New York
March 26, 1999

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS


                                                                             December 31,
                                                                  1998                          1997
                                                           --------------------          --------------------
                                                            (In thousands, except par value and share data)
Assets

Cash                                                              $12                           $12
Receivable from Credit Suisse First Boston
   Management Corporation                                           1                             1
                                                              -------                       -------

          Total Assets                                            $13                           $13
                                                              =======                       =======


Liabilities and Stockholder's Equity

Accrued expenses                                                  $ -                           $ -
                                                              -------                       -------

          Total Liabilities                                         -                             -
                                                              -------                       -------


Stockholder's Equity:
     Common stock and paid in capital, $.01 par value
         (authorized 15,000,000 shares; issued 10,000
              shares)                                              13                            13
                                                              -------                       -------

          Total Liabilities and Stockholder's Equity              $13                           $13
                                                              =======                       =======


          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Year Ended December 31,
                                                             1998               1997              1996
                                                             ----               ----              ----
                                                                          (in thousands)
Revenues:
     Commitment fee and miscellaneous income                      -          $      -          $       -
                                                          ---------          --------          ---------


Expenses:
     General and administrative expenses
                                                                  -                 -                  -
                                                          ---------          --------          ---------

                                                                  -                 -                  -
                                                          ---------          --------          ---------

Income from operations before income taxes                        -                 -                  -

Income taxes
                                                                  -                 -                  -
                                                          ---------          --------          ---------
Net income                                                $       -          $      -          $       -
                                                          =========          ========          =========



          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY


                                                                      Year Ended December 31,
                                                             1998               1997              1996
                                                                          (in thousands)


Net income                                                $       -           $     -          $       -
                                                          ---------           -------          ---------

Balance at beginning of year                                      -                 -                  -

Dividends paid                                                   13                13              1,213
                                                                  -                 -             (1,200)
                                                          ---------           -------          ---------
Balance at end of year                                    $      13           $    13          $      13
                                                          =========           =======          =========


          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year Ended December 31,
                                                           1998                1997              1996
                                                           ----                ----              ----
                                                                         (in thousands)
Cash Flows from Operating Activities:

Net income                                                $       -           $     -          $       -
Adjustments to reconcile net income
     to net cash (used for) provided by
     operating activities:
     Decrease in receivable from
          Credit Suisse First Boston Management
              Corporation                                         -                 -              1,200
                                                          ---------           -------          ---------
Net Cash Provided by Operating Activities                         -                 -              1,200
                                                          ---------           -------          ---------

Cash Flows From Financing Activities:
Net proceeds from (payments for):
   Dividends paid                                                 -                 -             (1,200)
                                                          ---------           -------          ---------
Net Cash Used for Financing Activities                            -                 -             (1,200)
                                                          ---------           -------          ---------
Net change in cash                                                -                 -                  -
Cash at beginning of year                                        12                12                 12
                                                          ---------           -------          ---------
Cash at end of year                                       $      12           $    12          $      12
                                                          =========           =======          =========


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

     Certain expenses are paid on behalf of the Company by Credit Suisse First Boston, Inc.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.


PART III

Item 10. Directors and Executive Officers of the Registrant

     The directors and the executive officers of the Company are as follows:

                   NAME                   AGE                TITLE                 DATE ELECTED
                   ----                   ---                -----                 ------------
       Gina Hubbell                       42       President and Director            03/13/97
       Rhonda G. Matty                    40       Assistant Secretary               08/24/94
       Zev Kindler                        35       Treasurer                         11/10/98
       Thomas A. DeGennaro                44       Director of Taxes                 06/29/90
       Thomas M. Zingalli                 40       Controller and Principal          08/05/94
                                                   Accounting Officer

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

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-k

     (a)  The following documents are filed as part of this report:

          (1)  Financial Statements:

               The financial statements and notes to the financial statements appear on pages 10 through 14. The Report of Independent Auditors, KPMG LLP, pertaining to the 1998, 1997 and 1996 financial statements appears on page 9.

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

                                   SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 26th day of March, 1999 .

                       COLLATERALIZED MORTGAGE SECURITIES
                                   CORPORATION


By: /s/ GINA HUBBELL
    ------------------------------
    Gina Hubbell
    President and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 26, 1999.


By:  /s/ RHONDA G. MATTY                    By: /s/ THOMAS M. ZINGALLI
    ------------------------------              -------------------------------
    Rhonda G. Matty                             Thomas M. Zingalli
    Assistant Secretary                         Controller and Principal
                                                Accounting Officer

By: /s/ THOMAS A. DEGENNARO                 By: /s/ ZEV KINDLER
    ------------------------------              -------------------------------
    Thomas A. DeGennaro                         Zev Kindler
    Director of Taxes                           Treasurer

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

               Consent of Independent Certified Public Accountants



The Board of Directors
Collateralized Mortgage Securities Corporation:

We consent to incorporation by reference in the registration statement No. 33-42666 on Form S-3 of Collateralized Mortgage Securities Corporation of our report dated March 26, 1999 relating to the consolidated balance sheets of Collateralized Mortgage Securities Corporation as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholder's equity, and cash flows for each of the years in the three-year period ended December 31, 1998, which report appears in the December 31, 1998, annual report on Form 10-K of Collateralized Mortgage Securities Corporation.



/s/ KPMG LLP


New York, New York
March 26, 1999