Form 10-Q
period 1999-03-31
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1999-05-11
CIK 762852

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

          -------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        For Quarter Ended March 31, 1999
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


                          10,000 shares of common stock
                          outstanding as of May 7, 1999

          COLLATERALZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                                      INDEX



                                                                            Page
                                                                          Number
                                                                          ------
PART I        FINANCIAL INFORMATION

       Item  1.  Financial Statements

                 Consolidated Statements of Financial Condition as of
                          March 31, 1999 and December 31, 1998                 3

                 Consolidated Statements of Operations for the
                          Three Months Ended March 31, 1999 and 1998           4

                 Consolidated Statements of Cash Flows for the
                          Three Months Ended March 31, 1999 and 1998           5

                 Notes to Consolidated Financial Statements                    6

       Item  2.  Management's Discussion and Analysis of Financial
                              Condition and Results of Operations              7

PART II      OTHER INFORMATION

       Item  1.  Legal Proceedings                                             8

       Item  2.  Changes in Securities                                         8

       Item  3.  Defaults Upon Senior Securities                               8

       Item  4.  Submission of Matters to a Vote of Security Holders           8

       Item  5.  Other Information                                             8

       Item  6.  Exhibits and Reports on Form 8-K                           8, 9

SIGNATURE                                                                     10

INDEX TO EXHIBITS                                                             11

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                    March 31,       December 31,
                                                      1999             1998
                                                    ---------       ------------
                                                   (unaudited)
                                                      (in thousands, except par
                                                        value and share data)
Assets:

Cash                                                   $ 12             $ 12
Receivable from Credit Suisse First Boston
  Management Corporation                                  1                1
                                                      -----            -----


            Total Assets                               $ 13             $ 13
                                                      =====            =====


Liabilities and Stockholder's Equity:

Accrued expenses                                       $ --             $ --
                                                      -----            -----

            Total Liabilities                            --               --
                                                      -----            -----

Stockholder's Equity:

Common stock and paid in capital, $0.1 par value
(authorized 15,000,000 shares; issued 10,000
shares at March 31, 1999 and December 31,1998)           13               13
                                                      -----            -----

            Total Liabilities and
              Stockholder's Equity                     $ 13             $ 13
                                                      =====            =====


          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months    Three Months
                                                      Ended            Ended
                                                  March 31, 1999  March 31, 1998
                                                  --------------  --------------
                                                          (in thousands)
Revenues:
     Commitment fee and miscellaneous income          $  --            $  --
                                                      -----            -----
                                                         --               --
                                                      -----            -----
Expenses:
     General and administrative expenses                 --               --
                                                      -----            -----
                                                         --               --
                                                      -----            -----

Income from operations before income tax
     expense                                             --               --
                                                      -----            -----
Income tax expense                                       --               --
                                                      -----            -----

Net income                                            $  --            $  --
                                                      =====            =====


          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                 Three Months      Three Months
                                                    Ended              Ended
                                                March 31, 1999    March 31, 1998
                                                --------------    --------------
                                                         (in thousands)
Cash Flows From Operating Activities:

Net income                                          $ --               $  --
Adjustments to reconcile net income
    to net cash provided by (used for)
    operating activities:                              --                 --
                                                    -----              -----
Net Cash Provided by Operating Activities              --                 --
                                                    -----              -----


Net increase in cash                                   --                 --
Cash at beginning of period                            12                 12
                                                    -----              -----
Cash at end of period                               $  12              $  12
                                                    =====              =====


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

      The foregoing financial statements are unaudited; however, in the opinion of management, all adjustments (comprising only normal recurring accruals) necessary for a fair presentation of the financial statements have been included. A summary of the significant accounting policies is set forth in
      Note 3 to the Company's December 31, 1998 Financial Statements contained in the Company's 1998 Form 10-K.

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

            Results of Operations

            The Company and ABSC recorded no gains or (losses) on the sale of Bonds or beneficial interests in trusts for the three months ended March 31, 1999 and March 31, 1998.

            For the three months ended March 31, 1999 and 1998, the Company had no transactions.

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


Dated:  May 7, 1999

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


Dated:  May 7, 1999

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