Form 10-Q
period 1999-06-30
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1999-08-13
CIK 762852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

          -------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                         For Quarter Ended June 30, 1999
                         Commission File Number 33-42666


                 COLLATERALIZED MORTGAGE SECURITIES CORPORATION
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)


          Maryland                                               13-3251782
----------------------------                                 -------------------
(State or other jurisdiction                                  (I.R.S. Employer
      of incorporation)                                      Identification No.)


11 Madison Avenue, New York, New York                               10010
----------------------------------------                     -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code              212-325-1811
                                                             -------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes /X/   No / /


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


                          10,000 shares of common stock
                        outstanding as of August 6, 1999

          COLLATERALZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I        FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Consolidated Statements of Financial Condition as of
                    June 30, 1999 and December 31, 1998                     3

                  Consolidated Statements of Operations for the Six
                    Months Ended June 30, 1999 and 1998                     4

                  Consolidated Statements of Cash Flows for the Six
                    Months Ended June 30, 1999 and 1998                     5

                  Notes to Consolidated Financial Statements                6

         Item 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     7

PART II       OTHER INFORMATION

         Item 1.  Legal Proceedings                                         8

         Item 2.  Changes in Securities                                     8

         Item 3.  Defaults Upon Senior Securities                           8

         Item 4.  Submission of Matters to a Vote of Security Holders       8

         Item 5.  Other Information                                         8

         Item 6.  Exhibits and Reports on Form 8-K                       8, 9

SIGNATURE                                                                  10

INDEX TO EXHIBITS                                                          11

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                        June 30,                  December 31,
                                                                          1999                        1998
                                                                      -------------               -------------
                                                                       (unaudited)
                                                                  (in thousands, except par value and share data)
Assets:

Cash                                                                  $          12               $          12
Receivable from Credit Suisse First Boston
  Management Corporation                                                          1                           1
                                                                      -------------               -------------

              Total Assets                                            $          13               $          13
                                                                      =============               =============


LIABILITIES AND STOCKHOLDER'S EQUITY:

Accrued expenses                                                      $           -               $           -
                                                                      -------------               -------------

              Total Liabilities                                                   -                           -
                                                                      -------------               -------------

Stockholder's Equity:

Common stock and paid in capital, $0.1 par value
(authorized 15,000,000 shares; issued 10,000
shares at June 30, 1999 and December 31,1998)                                    13                          13
                                                                      -------------               -------------

              Total Liabilities and Stockholder's Equity              $          13               $          13
                                                                      =============               =============








          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                      Six Months              Six Months
                                                                         Ended                   Ended
                                                                     June 30, 1999           June 30, 1998
                                                                  ------------------      ------------------
                                                                               (in thousands)
Revenues:
     Commitment fee and miscellaneous income                      $                -      $                -
                                                                  ------------------      ------------------
                                                                                   -                       -
                                                                  ------------------      ------------------
Expenses:
     General and administrative expenses                                           -                       -
                                                                  ------------------      ------------------
                                                                                   -                       -
                                                                  ------------------      ------------------

Income from operations before income tax
     expense                                                                       -                       -
                                                                  ------------------      ------------------
Income tax expense                                                                 -                       -
                                                                  ------------------      ------------------

Net income                                                        $                -      $                -
                                                                  ==================      ==================








          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                      Six Months              Six Months
                                                                         Ended                   Ended
                                                                     June 30, 1999           June 30, 1998
                                                                  ------------------      ------------------
                                                                               (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $                -      $                -
Adjustments to reconcile net income
     to net cash provided by (used for)
     operating activities:                                                         -                       -
                                                                  ------------------      ------------------
Net Cash Provided by Operating Activities                                          -                       -
                                                                  ------------------      ------------------

Net increase in cash                                                               -                           -
Cash at beginning of period                                                       12                      12
                                                                  ------------------      ------------------
Cash at end of period                                             $               12      $               12
                                                                  ==================      ==================








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

           RESULTS OF OPERATIONS

           The Company and ABSC recorded no gains or (losses) on the sale of Bonds or beneficial interests in trusts for the six months ended June 30, 1999 and June 30, 1998.

           For the six months ended June 30, 1999 and 1998, the Company had no transactions.

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



                                         Collateralized Mortgage
                                         Securities Corporation



                                         By: THOMAS M. ZINGALLI
                                             ---------------------------------
                                                    Thomas M. Zingalli
                                                 Controller and Principal
                                                    Accounting Officer
                                               (Duly Authorized Officer and
                                               Principal Accounting Officer)


Dated:  August 6, 1999

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