Form 10-Q
period 1999-09-30
COLLATERALIZED MORTGAGE SECURITIES CORP
filed 1999-11-15
CIK 762852

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

          -------------------------------------------------------------

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For Quarter Ended September 30, 1999
                         Commission File Number 33-42666


                 COLLATERALIZED MORTGAGE SECURITIES CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            MARYLAND                                    13-3251782
--------------------------------------      ------------------------------------
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
   of incorporation)

11 MADISON AVENUE, NEW YORK, NEW YORK                               10010
--------------------------------------      ------------------------------------
  (Address of principal executive offices)                       (Zip Code)

         212-325-1811
--------------------------------------
Registrant's telephone number, including area code



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


                          10,000 shares of common stock
                       outstanding as of November 8, 1999

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                                      INDEX


                                                                                                    Page
                                                                                                   Number
PART I            FINANCIAL INFORMATION

         Item     1.  Financial Statements

                      Consolidated Statements of Financial Condition as of
                               September 30, 1999 and December 31, 1998                             3

                      Consolidated Statements of Operations for the Nine Months
                               Ended September 30, 1999 and 1998                                    4

                      Consolidated Statements of Cash Flows for the Nine Months
                               Ended September 30, 1999 and 1998                                    5

                      Notes to Consolidated Financial Statements                                    6

         Item     2.  Management's Discussion and Analysis of Financial
                                   Condition and Results of Operations                              7

PART II           OTHER INFORMATION

         Item     1.  Legal Proceedings                                                             8

         Item     2.  Changes in Securities                                                         8

         Item     3.  Defaults Upon Senior Securities                                               8

         Item     4.  Submission of Matters to a Vote of Security Holders                           8

         Item     5.  Other Information                                                             8

         Item     6.  Exhibits and Reports on Form 8-K                                              8

SIGNATURE                                                                                          10

INDEX TO EXHIBITS                                                                                  11


          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                      September 30,    December 31,
                                                          1999             1998
                                                  ------------------  ---------------
                                                      (unaudited)
                                             (in thousands, except par value and share data)
Assets:

Cash                                                            $12              $12

Receivable from Credit Suisse First Boston
  Management Corporation                                          1                1
                                                                ---              ---



              Total Assets                                      $13              $13
                                                                ===              ===



LIABILITIES AND STOCKHOLDER'S EQUITY:

              Total Liabilities                                 $--              $--
                                                                ---              ---

Stockholder's Equity:

Common stock and paid in capital, $0.1 par value
(authorized 15,000,000 shares; issued 10,000
shares at September 30, 1999 and December 31,1998)               13               13
                                                                ---              ---


              Total Liabilities and Stockholder's Equity        $13              $13
                                                                ===              ===


          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                     Nine Months                   Nine Months
                                                                        Ended                         Ended
                                                                  September 30, 1999           September 30, 1998
                                                                -----------------------      ------------------------
                                                                                   (in thousands)

Revenues:                                                         $                -     $               -
                                                                    -----------------      ----------------
                                                                                   -                     -
                                                                    -----------------      ----------------
Expenses:                                                                          -                     -
                                                                    -----------------      ----------------
                                                                                   -                     -
                                                                    -----------------      ----------------

Income from operations before income tax
     expense                                                                       -                     -
                                                                    -----------------      ----------------
Income tax expense                                                                 -                     -
                                                                    -----------------      ----------------

Net income                                                        $                -     $               -
                                                                    =================      ================


          See Accompanying Notes to Consolidated Financial Statements.

          COLLATERALIZED MORTGAGE SECURITIES CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                      Nine Months                  Nine Months
                                                                         Ended                        Ended
                                                                  September 30, 1999            September 30, 1998
                                                               --------------------------     -----------------------
                                                                                  (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                      $                      -    $                      -
Adjustments to reconcile net income
     to net cash provided by (used for)
     operating activities:                                                             -                           -
                                                                  -----------------------     -----------------------
Net Cash Provided by Operating Activities                                              -                           -
                                                                  -----------------------     -----------------------


Net increase in cash                                                                   -                           -
Cash at beginning of period                                                           12                          12
                                                                  -----------------------     -----------------------
Cash at end of period                                           $                     12    $                     12
                                                                  =======================     =======================




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

           RESULTS OF OPERATIONS

           The Company and ABSC recorded no gains or (losses) on the sale of Bonds or beneficial interests in trusts for the nine months ended September 30, 1999 and September 30, 1998.

           For the nine months ended September 30, 1999 and 1998, the Company had no transactions.

           During the nine months ended September 30, 1999, ABSC sold approximately $1 billion, aggregate principal amounts, of asset backed obligations collateralized by pools of retail automobile and home equity loans. ABSC purchased the loans simultaneously with the issuance of the asset backed obligations.

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


Dated:  November 8, 1999

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